Form 10-Q
period 2026-03-30
SUJA LIFE, INC.
filed 2026-06-09
CIK 1934114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
Commission File Number: 001-43273
___________________________
Suja Life, Inc.
(Exact name of registrant as specified in its charter)
___________________________

Delaware		39-4779189
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

3831 Ocean Ranch Blvd.		92056
Oceanside,	CA
(Address of principal executive offices)		(Zip Code)
(855) 879-7852
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SUJA	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒
As of June 1, 2026, the registrant had 23,788,700 shares of Class A common stock, par value $0.0001 per share, outstanding and 14,836,312 shares of Class V common stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Suja Life, Inc. contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•a reduction or limited availability of organic fruits, vegetables and other raw materials and ingredients for our juice products or an increase in the price of such materials and ingredients;

•real or perceived quality or food safety issues with our products, which may diminish our brands and reputation;

•strong competition in the food and beverage retail industry;

•our reliance on distributor and retail customers for a significant portion of our sales, and our ability to maintain or further develop our sales channels;

•our reliance on our local and regional farming partners and other third-party partners and those third parties’ ability to fulfill their obligations;

•our reliance on our limited suppliers for materials used to package our products, the costs of which have in the past been, and may continue to be, volatile and subject to price increases;

•failure by our transportation providers to deliver our products on time, or at all, and problems with our logistics network and arrangements;

•our ability to manage our future growth effectively;

•our ability to successfully forecast and manage our inventory at appropriate levels for our demand;

•any damage or disruption at our production facilities in Oceanside, California, where our products are primarily manufactured;

•our ability to quickly respond to new trends by introducing new products or successfully improving existing products;

•an overall decline in the health of the economy and other factors impacting consumer spending;
•a reduction in demand for and sales of our cold-pressed juices, wellness shots and functional sodas or a decrease in consumer demand for such products generally;

•our ability to develop and maintain our brands and company image;

•the success of our marketing strategies and channels at maintaining consumer awareness of our brands, building brand loyalty and generating interest in our products from existing and new consumers;

•our failure to retain our senior management and key personnel;

•advertising inaccuracies and product mislabeling, which may expose us to lawsuits, product recalls or regulatory enforcement actions;

•our ability to comply with laws and regulations relating to data privacy, data protection, advertising and consumer protection;

•food safety and food-borne illness incidents or other safety concerns, which may expose us to lawsuits, product recalls or regulatory enforcement actions;

•our dependence on distributions from Suja Life Holdings, L.P. (“Holdings LP”) to pay our taxes and expenses, including payments under the Tax Receivable Agreement;

•we are controlled by Paine Schwartz Partners (“PSP”), and their interests may conflict with ours or yours in the future;

•our dual class structure, and the impact that it may have on the market price of our Class A common stock;

•our success with making acquisitions and integrating newly acquired products or businesses;

•potential litigation that could have an adverse effect on our business; and

•other factors set forth under “Risk Factors” in our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) under Rule 424(b) on May 8, 2026 (the “Prospectus”) in connection with our initial public offering (“IPO”).

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

In this Quarterly Report on Form 10-Q, references to the “Company,” “our company,” “we,” “us” and “our” are to (i) prior to the consummation of the organizational transactions described herein, Holdings LP and its consolidated subsidiaries and (ii) after such organizational transactions, Suja Life, Inc. and its consolidated subsidiaries, including Holdings LP.

Part I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SUJA LIFE, INC.
BALANCE SHEET (UNAUDITED)

	As of March 30, 2026	As of December 29, 2025
Assets
Total assets	$-	$-

Liabilities and Stockholders’ Equity
Total Liabilities	$-	$-

Stockholders' Equity
Contribution receivable	$(10)	$(10)
Common Stock, par value $0.01 (1,000 shares authorized and issued)	$10	$10
Total liabilities and stockholders’ equity	$-	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUJA LIFE, INC.
NOTES TO THE BALANCE SHEET

Note 1 — Organization

Suja Life, Inc. (the “Corporation”) was formed as a Delaware corporation on October 8, 2025. The Corporation was formed for the purpose of completing a public offering and related transactions in order to carry on the business of Suja Life Holdings, L.P. and subsidiaries (the “Company”). The Corporation will be the sole general partner of the Company, and will operate and control all of the businesses and affairs of the Company and, through the Company, continue to conduct the business currently conducted by the Company. The Corporation’s fiscal year is a 52 – 53 week year ending on the Monday closest to December 31 each year. The Corporation did not have any activity outside of the formation and share issuance for the period from October 8, 2025 to March 30, 2026.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The balance sheet has been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) set by the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Separate statements of operations, comprehensive income, changes in stockholder’s equity, and cash flows have not been presented in the financial statements because there have been no activities in this entity.

Note 3 — Stockholder’s Equity

The Corporation is authorized to issue 1,000 shares of common stock, par value $0.01 per share. On October 8, 2025, 1,000 shares of common stock were issued for future cash consideration of $10 which was not received as of the date of formation. The purchase of the shares was not cash funded, therefore there is a $10 contra-equity receivable on the balance sheet.

Note 4 — Subsequent Events

IPO and Organizational Transactions

On May 8, 2026, the Corporation consummated its initial public offering (“IPO”) in which 8,888,889 shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), were offered at a public offering price of $21.00 per share. The IPO resulted in gross proceeds of $186.7 million, and net proceeds of $173.6 million, after deducting the underwriting discounts of $13.1 million, and before deducting offering expenses payable by the Corporation.

In connection with the consummation of the IPO, the Corporation amended and restated the existing limited partnership agreement (the “LP Agreement”) of Suja Life Holdings, L.P. (“Holdings LP”) to, among other things, (i) recapitalize all existing ownership interests in Holdings LP held by the existing owners of Holdings LP into a single class of common units (“LP Units”); and (ii) appoint the Corporation as the sole general partner of Holdings LP.

On May 7, 2026, the Corporation amended and restated its certificate of incorporation to, among other things, provide: (i) for Class A Common Stock, with each share of its Class A Common Stock entitling its holder to one vote per share on all matters presented to stockholders generally and with economic rights; and (ii) for Class V common stock, par value $0.0001 per share (“Class V Common Stock”), with each share of Class V Common Stock entitling its holder to one vote per share on all matters presented to stockholders generally with no economic rights. Any shares of Class V Common Stock may only be held by the continuing equity owners of Holdings LP and their respective permitted transferees.

In addition, the Corporation acquired, directly or indirectly, through a series of transactions which may have included one or more contributions, mergers, or otherwise, LP Units owned by various entities, and in exchange therefor the owners of the LP Units received, directly or indirectly, newly issued shares of Class A Common Stock.

The proceeds from the IPO were used to purchase 8,888,889 newly issued LP Units at a purchase price per LP Unit equal to the initial offering price per share of Class A Common Stock in the IPO, less the underwriting discounts. In turn, Holdings LP applied the proceeds it received and $1.4 million of cash on hand, (i) to repay $142.6 million of outstanding borrowings under the first lien credit agreement, dated August 23, 2021, (ii) to pay $17.5 million in cash payments to certain employees in connection with the settlement of time-based vesting incentive units, in partial satisfaction of certain transaction bonus agreements and in connection with celebratory cash awards in respect of the consummation of the IPO, and (iii) to pay $14.9 million of expenses incurred in connection with the IPO and the related organizational transactions. $9.8 million of expenses incurred in connection with the IPO will be recorded as a reduction to additional paid-in-capital. Immediately following the IPO, the holders of Class A Common Stock collectively own 100% of the economic interests in the Corporation and hold 61.6% of the voting power of the Corporation. The existing owners of LP Units in Holdings LP, through ownership of Class V Common Stock, hold the remaining 38.4% of the voting power of the Corporation.

Upon completion of the IPO, the Corporation has 23,788,700 shares of Class A Common Stock outstanding. In accordance with the exchange agreement entered into in connection with the organizational transactions, the holders of LP Units may exchange their LP Units, together with an equal number of shares of Class V Common Stock, for shares of Class A Common Stock on a one-for-one basis or, at the Corporation’s election, for cash from a substantially concurrent public offering or private sale of shares of Class A Common Stock (based on the price of Class A Common Stock in such public offering or private sale). Any shares of Class V Common Stock so delivered will be cancelled.

Consolidation

Subsequent to the IPO, the Corporation is the sole general partner of Holdings LP and it exclusively operates and controls all of Holdings LP’s business and affairs and consolidates the financial results of Holdings LP. Holdings LP is considered the predecessor of the Corporation for accounting purposes. As the existing owners control both the Corporation and Holdings LP, before and after the IPO, the reorganization will be accounted for as a reorganization of entities under common control. Following the IPO, the condensed consolidated financial statements of the Corporation will recognize the assets and liabilities received in the reorganization at its historical carrying amounts, reflected in the historical condensed consolidated financial statements of Holdings LP.

The LP Units owned by LP unitholders will be considered noncontrolling interests in the condensed consolidated financial statements of the Corporation. In the absence of assurance that settlement in shares is solely within the control of the issuer, classification of the noncontrolling interest outside of permanent equity will be required in accordance with ASC 480.

Tax Receivable Agreement

In connection with the consummation of the IPO, the Corporation and Holdings LP entered into a Tax Receivable Agreement (the “TRA”) with the continuing equity owners and blocker shareholders (collectively, the “TRA Participants”), which requires payment from the Corporation to the TRA Participants of 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income taxes that the Corporation actually realizes or is deemed to realize in some circumstances (as computed using certain assumptions) as a result of certain tax attributes and benefits covered by the TRA.

Impact of the IPO on Employee Incentive Plans and Related Operating Results

In connection with the consummation of the IPO, the Corporation will incur additional compensation related costs associated with modifications to outstanding incentive units and the issuance of (i) new performance-based restricted stock, (ii) performance-based restricted stock units and (iii) time-based restricted stock units under the Suja Life, Inc. 2026 Omnibus Incentive Plan (“2026 Omnibus Plan”) to certain employees and directors.

In connection with the consummation of the IPO, all unvested performance-based incentive units held by employees were converted into 735,393 performance-based restricted stock units with respect to shares of Class A Common Stock that will vest based on the achievement of performance or market based conditions. The performance condition and market awards will be treated as separate awards in accordance with ASC 718. The performance condition was determined not to be probable as of the date of the IPO and will not be included in expense until determined to be probable. The market condition was valued using a Monte Carlo simulation to simulate the distribution of the Corporation stock price over the requisite two year vesting period, resulting in a 66.4% discount to the IPO price of $21.00 per share. The grant date fair value of $13.95 per share will result in a total anticipated cost of $10.3 million to be recognized over the requisite service period. Additionally, all vested and unvested time-based incentive units held by employees were settled in cash. The cash settlement was treated as a modification to a liability classified award, which will result in a cash payment of approximately $15.3 million.

2026 Omnibus Incentive Plan

On May 8, 2026, and in connection with the IPO, the Corporation adopted the 2026 Omnibus Plan. The 2026 Omnibus Plan is administered by the Corporation’s Compensation and Nominating Committee of the board of directors. The Corporation’s board of directors has the authority to amend and modify the 2026 Omnibus Plan, subject to any stockholder approval. Subject to adjustment in the event of certain transactions or changes of capitalization in accordance with the 2026 Omnibus Plan, a number of shares of Class A Common Stock equal to 4,291,668 (the “Share Reserve”) are reserved for issuance pursuant to awards under the 2026 Omnibus Plan. The Share Reserve will be increased annually on January 1 of each fiscal year beginning in 2027 and ending and including January 1, 2036, by the lesser of (i) 4% of the aggregate number of shares of Class A Common Stock and Class V Common Stock outstanding on December 31 of the immediately preceding calendar year and (ii) the number of shares of Class A Common Stock as is determined by the Corporation’s board of directors. The following awards were granted in connection with the IPO:

(i) 83,811 restricted stock unit awards (“RSUs”) with respect to shares of Class A Common Stock to certain executives and employees and non-employees directors under the 2026 Omnibus Plan with an aggregate grant date fair value of $1.8 million. The RSU awards to executives and employees vest in in three substantially equal installments on each of the first, second and third anniversaries of the closing date of the IPO, subject generally to continued employment through the applicable vesting date. The RSU awards to non-employee directors vest on the earlier of the one-year anniversary of the closing date of the IPO and the day immediately preceding the Corporation’s 2027 annual shareholder meeting, subject generally to continued service through the applicable vesting date. The vesting of all RSU awards will accelerate and vest in full upon a change in control (as defined in the 2026 Omnibus Plan).

(ii) 128,708 performance-based stock units with respect to shares of Class A Common Stock to certain employees and directors of Holdings LP in partial or full satisfaction of certain transaction bonus agreements. 104,898 of these units have the same vesting terms and conditions as the performance-based restricted stock units discussed above, and will be calculated using the same methodology. 23,810 of these units only have performance conditions. The performance condition and market condition will be treated as separate awards in accordance with ASC 718. The performance condition was determined not to be probable as of the date of the IPO and will not be included in expense until determined to be probable. The market condition was valued using a Monte Carlo simulation to simulate the distribution of the Corporation’s stock price over the requisite two year vesting period, resulting in a 66.4% discount to the IPO price of $21.00 per share. The grant date fair value of $13.95 per share will result in a total anticipated cost of $1.5 million to be recognized over the requisite service period.

SUJA LIFE HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except unit data)

	As of
	March 30, 2026	December 29, 2025
Assets
Current Assets
Cash	$27,378	$31,015
Restricted cash	1,010	1,010
Trade receivables, net	13,971	14,081
Inventories	18,703	22,412
Prepaid expenses and other current assets	4,006	2,636
Total current assets	65,068	71,154
Property and equipment, net	52,624	45,671
Operating lease right-of-use assets, net	22,766	23,387
Trade name and other intangible assets, net	173,248	178,463
Goodwill	106,201	106,201
Other assets	960	701
Deferred transaction costs	4,365	2,536
Total assets	$425,232	$428,113
Liabilities and Partners’ Equity
Current Liabilities
Accounts payable	$18,015	$19,408
Accrued expenses	19,443	19,563
Accrued compensation	6,447	14,596
Current portion of operating lease obligations	2,519	2,450
Current portion of finance lease obligations	63	110
Short-term debt	2,740	2,740
Total current liabilities	49,227	58,867
Long-term operating lease obligations	23,382	24,051
Long-term finance lease obligations	89	98
Long-term debt, net	300,720	301,157
Deferred tax liabilities, net	11,370	11,370
Total liabilities	384,788	395,543
Commitments and Contingencies (Note 9)
Partners’ Equity
Unlimited Class A Units authorized, no par value, 222,881 units issued and outstanding as of March 30, 2026 and December 29, 2025	—	—
Unlimited Class B Units authorized, no par value, 18,680 units issued and outstanding as of March 30, 2026 and December 29, 2025, respectively	—	—
Unlimited Class C Units, no par value, 200 units issued and outstanding as of March 30, 2026 and December 29, 2025	—	—
4,840 Class D Units, no par value, issued and outstanding as of March 30, 2026 and December 29, 2025	—	—
Unlimited Class E Units authorized, no par value, 1,434 units issued and outstanding as of March 30, 2026 and December 29, 2025	—	—
Unlimited Class F Units, no par value, 1,000 units issued and outstanding as of March 30, 2026 and December 29, 2025	—	—
Additional paid-in capital	144,852	144,712
Accumulated deficit	(104,408)	(112,142)
Total partners’ equity	40,444	32,570
Total liabilities and partners’ equity	$425,232	$428,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUJA LIFE HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands)

	For The Three Months Ended
	March 30, 2026	March 31, 2025
Net sales	$107,058	$87,363
Cost of sales	(52,943)	(43,825)
Gross profit	54,115	43,538
Operating expenses	(37,835)	(36,046)
Income from operations	16,280	7,492
Other income (expense), net	(9)	42
Interest expense	(7,472)	(7,446)
Income before taxes	8,799	88
Provision for income taxes	(1,065)	(880)
Net income (loss)	$7,734	$(792)
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUJA LIFE HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (UNAUDITED)
($ in thousands, except unit data)

	Class A Units		Class B Units		Class C Units		Class D Units		Class E Units		Class F Units		Additional Paid-in Capital	Accumulated Deficit	Partners’ Equity
	Units	Amt	Units	Amt	Units	Amt	Units	Amt	Units	Amt	Units	Amt
Balance, Dec 30, 2024	222,881	$—	17,776	$—	200	$—	4,840	$—	1,434	$—	1,000	$—	$146,015	$(88,805)	$57,210
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(792)	(792)
Incentive compensation	—	—	—	—	—	—	—	—	—	—	—	—	111	—	111
Balance, Mar 31, 2025	222,881	$—	17,776	$—	200	$—	4,840	$—	1,434	$—	1,000	$—	$146,126	$(89,597)	$56,529

	Class A Units		Class B Units		Class C Units		Class D Units		Class E Units		Class F Units		Additional Paid-in Capital	Accumulated Deficit	Partners’ Equity
	Units	Amt	Units	Amt	Units	Amt	Units	Amt	Units	Amt	Units	Amt
Balance, Dec 29, 2025	222,881	$—	18,680	$—	200	$—	4,840	$—	1,434	$—	1,000	$—	$144,712	$(112,142)	$32,570
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	7,734	7,734
Incentive compensation	—	—	—	—	—	—	—	—	—	—	—	—	140	—	140
Balance, Mar 30, 2026	222,881	$—	18,680	$—	200	$—	4,840	$—	1,434	$—	1,000	$—	$144,852	$(104,408)	$40,444
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUJA LIFE HOLDINGS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands, except unit data)

	For The Three Months Ended
	March 30, 2026	March 31, 2025
Operating activities
Net Income (Loss)	$7,734	$(792)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,178	6,930
Bad debt expense	(15)	24
Non-cash operating lease expense	1,062	919
Finance lease right-of-use amortization	36	39
Non-cash interest on financing leases	3	7
Amortization of discount on debt	248	248
Provision for excess and obsolete inventory	478	289
Incentive unit compensation	140	111
Change in operating assets and liabilities
Trade receivables, net	125	(2,113)
Inventories	3,232	(2,993)
Prepaid expenses and other current assets	(1,370)	(701)
Other assets	(351)	(38)
Accounts payable	(1,182)	2,853
Accrued compensation	(8,149)	(6,841)
Accrued expenses	(120)	(764)
Deferred transaction costs	(1,829)	—
Operating lease obligations	(1,041)	(963)
Net cash provided by (used in) operating activities	6,179	(3,785)
Investing activities
Purchase of intangible assets	(335)	(8)
Purchase of property and equipment	(8,737)	(2,182)
Net cash used in investing activities	(9,072)	(2,190)
Financing activities
Principal payments on financing lease obligations	(59)	(42)
Repayments of term loan	(685)	(685)
Net cash used in financing activities	(744)	(727)
Change in cash and restricted cash	(3,637)	(6,702)
Cash and restricted cash at beginning of period	32,025	16,882
Cash and restricted cash at end of period	$28,388	$10,180
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$11,946.5	$9,574.4
Cash paid for income taxes	$171.7	$—
Supplemental Disclosures of Non-Cash Activities
Amounts included in accounts payable for equipment purchased	$180.1	$18.3
Operating lease liabilities arising from obtaining operating lease assets	$—	$2,302.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUJA LIFE HOLDINGS, LP AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business and Significant Accounting Policies
Organization
Suja Life Holdings, L.P. (the “Company”), a Delaware limited partnership, is a holding company that, through its other subsidiaries, conducts operations through its wholly owned operating subsidiary Suja Life, LLC (“Suja”). The Company was organized for the purpose of entering into a merger agreement with Suja. Suja was formed on April 30, 2012 as a privately held Delaware limited liability company for the purpose of producing and distributing cold-pressed fresh juice for wholesale and retail sales. On October 11, 2022, the Company acquired all outstanding capital stock of Vive Organic, Inc. (“Vive”). Vive is a wholesaler of juice-based, functional wellness shots and immunity sparkling beverages selling its products across retail channels including conventional, drug, coffee, natural, convenience, food service, mass, and e-commerce. The Company is headquartered in Oceanside, California.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying financial statements include the consolidated accounts of the Company and its subsidiaries. The Company consolidates those entities it controls through a wholly owned interest.
The period from December 31, 2024 to December 29, 2025 (or year ended December 29, 2025) and the period from December 30, 2025 to December 28, 2026 (or year ended December 28, 2026) both have four equal 13-week fiscal quarters, resulting in a 52 week year. The condensed consolidated financial statements presented are:
•The financial position as of March 30, 2026 and December 29, 2025.
•The results of operations, comprehensive loss and changes in partners’ equity during the three months ended March 30, 2026 and March 31, 2025.
•The changes in cash flows for the three months ended March 30, 2026 and March 31, 2025.
Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended the Monday closest to December 31 for that year. For example, references to “fiscal 2026” refer to the fiscal year ended December 28, 2026, references to “fiscal 2025” refer to the fiscal year ended December 29, 2025, and references to “fiscal 2024” refer to the fiscal year ended December 30, 2024.
The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 - Nature of Business and Significant Accounting Policies to the Company’s condensed consolidated financial statements for the year ended December 29, 2025 issued on March 20, 2026.
Basic and diluted earnings per unit are not presented since the ownership structure of the Company does not include a common unit of ownership.
We have prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information and the applicable accounting guidance. Accordingly, these financial statements do not necessarily include all information and footnotes required for audited financial statements prepared in conformity with U.S. GAAP. In our opinion, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments, except as otherwise indicated) necessary for a fair presentation of our financial position and results of operations. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with our audited consolidated financial statements and notes thereto presented in our Annual Consolidated Financial Statements for the year ended December 29, 2025. The interim financial information contained in this report is not necessarily indicative of the results to be expected for any other interim period or for the entire fiscal year.
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Restricted Cash
The Company maintains cash balances in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts, and management believes the Company is not exposed to any significant credit risk on its cash. Additionally, material cash balances are maintained across two or more separate financial institutions to reduce cash concentration risk.
The Company maintains a letter of credit to support certain facility lease obligations. The Company has outstanding letters of credit totaling $1,010 thousand, all of which were fully collateralized by cash deposits, as of March 30, 2026 and December 29, 2025. Accordingly, $1,010 thousand of cash has been classified as restricted cash on the condensed consolidated balance sheet as of March 30, 2026 and December 29, 2025. These funds are not available for general corporate purposes until the related letters of credit expire or are canceled.
The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets to the total of the same amounts shown in the condensed consolidated statements of cash flows:

($ in thousands)	March 30, 2026	December 29, 2025
Cash	$27,378	$31,015
Restricted cash	1,010	1,010
Total cash and restricted cash	$28,388	$32,025
Trade Receivables
Trade receivables are recorded when goods are sold. Trade receivables are presented in the condensed consolidated balance sheets at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect expected loss on trade receivable balances. The allowance is estimated based on the Company’s historical losses, level of past-due accounts based on the contractual terms of the receivables, existing economic conditions, and the financial stability of their customers. Receivables are written off in the year deemed uncollectible, based on payment performance and other factors. As of March 30, 2026 and December 29, 2025, the allowance totaled approximately $182 thousand and $197 thousand, respectively, and is believed to be adequate to cover expected amounts to be written off in future periods. Credit terms for payment of products are extended to customers in the normal course of business, and no collateral is required.
Deferred Transaction Costs
The Company has capitalized certain legal, accounting, and other third-party fees that are directly associated with the initial public offering (“IPO”) of Suja Life, Inc., which is considered probable of successful completion as of the date of these condensed consolidated financial statements. $4,365 thousand and $2,536 thousand of deferred transaction costs are included on the condensed consolidated balance sheets as of March 30, 2026 and December 29, 2025, respectively, and were paid subsequent to the completion of the IPO. Upon the consummation of the IPO, deferred offering costs that are directly attributable to the offering will be reclassified as a reduction of the offering proceeds within additional paid-in capital.
Fair Value Measurements

The Company follows ASC 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The determination of fair value is based on the principal or most advantageous market in which the Company could participate and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. Also, determination of fair value assumes that market participants will consider the highest and best use of the asset.
The Company uses the hierarchy prescribed in ASC 820 for fair value measurements, based on the available inputs to the valuation and the degree to which they are observable or not observable in the market.
The three levels of the hierarchy are as follows:
Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date; and
Level 2 Inputs - Inputs are quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted prices, but that are observable for the asset or liability (e.g., interest rates; yield curves); and inputs that are derived principally from or corroborated by observable market data by correlation or by other means (i.e., market corroborated inputs); and
Level 3 Inputs - Unobservable inputs for the asset or liability used to measure fair value. These inputs reflect the Company’s own assumptions about what other market participants would use in pricing the asset or liability. These are based on the best information available and can include the Company's own data.
The fair value of the financial assets and liabilities are included at the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.
The Company has assessed that the fair value of cash and restricted cash, trade receivables, accounts payable, other current liabilities, and other debt approximates their carrying amounts largely due to the short-term maturities or recent commencement of these instruments.
Revenue Recognition
Revenue is recognized when performance obligations under the terms of contracts with the Company’s customers are satisfied. The Company’s performance obligation under the contract, a customer sales order, generally consists of the sale of finished product to customers. Revenue is recognized at the point in time when control of the product transfers, which the Company has determined is the date at which the product is received by the customer. The Company’s sales terms generally do not allow for a right of return except in the case of spoiled or otherwise defective product. Payment is typically collected from customers within 30 days of the date of sale.
Sales are presented net of sales promotions, coupons and allowances within the condensed consolidated statements of operations. Sales promotions, coupons, and allowances primarily consist of consumer coupon redemption, contractual trade promotions, early pay discounts, and other costs, including estimated allowances for spoiled product. The Company estimates the amount of spoiled product based on historical fact pattern as well as defined contract terms then accrues as a reduction of revenue in the period in which the related product revenue is recognized.
Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products to customers. The Company includes variable consideration in the transaction price to the extent it is probable that a significant reversal of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
The Company’s contracts with customers may include variable consideration in the form of rebates, discounts, sales promotions, and other similar items. The Company estimates variable consideration using either the expected value method or the most likely amount method, depending on which approach better predicts the amount of consideration to which it expects to be entitled.
Estimated variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. This assessment is based on historical experience, current conditions, and the specific terms of individual customer arrangements. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in incentives offered to its customers and their customers. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed.

Sales are reported net of sales, use, excise, and other similar tax amounts collected from customers and remitted to governmental authorities. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs, are accrued at time of delivery, and are included in operating expenses in the condensed consolidated statements of operations. The Company recorded $6,840 thousand and $5,286 thousand of such costs during the three months ended March 30, 2026 and March 31, 2025, respectively.
Advertising and Marketing
Advertising and marketing costs are expensed as incurred within operating expenses on the condensed consolidated statements of operations and totaled approximately $10,900 thousand and $10,034 thousand during the three months ended March 30, 2026 and March 31, 2025, respectively.
New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for the Company's fiscal year beginning December 30, 2025 and requires the use of a retrospective approach to all prior periods presented. The Company adopted the standard on December 30, 2025 and plans to adopt the standard for interim periods beginning December 29, 2026, with early adoption permitted.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, introducing changes to income tax disclosures, primarily relating to effective tax rates and cash paid for taxes. This ASU requires companies to provide an annual rate reconciliation in both dollar figures and percentages, and changes the way annual income taxes paid are disclosed by all entities, necessitating a breakdown by federal, state, and foreign jurisdictions. The standard becomes effective for public business entities for fiscal years beginning after December 15, 2024 and December 15, 2025 for all other entities. ASU 2023-09 may be applied prospectively or retrospectively, and allows for early adoption. These requirements do not currently impact these financial statements, however, to the extent the Company’s registration statement is declared effective these requirements may have an impact on the Company’s income tax disclosures. The Company does not intend to early adopt ASU 2023-09. The impact of adoption will be assessed at the time that the Company is subject to the disclosure requirements of ASC 740, Income Taxes. The Company plans to adopt the standard for the fiscal year ended December 28, 2026.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which was further clarified by ASU 2025-01 in January 2025. These standards enhance expense disclosures by requiring more detailed information on the types of expenses included in certain captions within the consolidated financial statements, including employee compensation, depreciation, amortization, and costs incurred related to inventory and manufacturing activities in income statement expense captions such as cost of sales and selling, general and administrative expenses. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods beginning after December 15, 2027, with early adoption permitted. The Company will apply the new guidance on a prospective basis and expects ASU 2024-03 and ASU 2025-01 to impact only disclosures with no effect on the Company's financial condition, results of operations or cash flows.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages so that the guidance is neutral to different software development methods. Therefore, under the ASU, software capitalization will begin when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the function intended. ASU No. 2025-06 is effective for annual periods beginning after December 15, 2027. The guidance is to be applied on a prospective basis, or on a modified transition approach or a retrospective transition approach; this ASU allows for early adoption. The Company is assessing the effect of this update on the consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
No accounting pronouncements were adopted during the three months ended March 30, 2026.

Note 2 — Concentration of Credit Risk
Customer concentration
The Company’s major customers are defined as those individually comprising more than 10% of net sales or trade receivables.
Customers that accounted for 10% or more of the Company’s net sales as follows:

	For the three months ended March 30, 2026		For the three months ended March 31, 2025
($ in thousands)	Amount ($)	% of Net Sales	Amount ($)		% of Net Sales
Customer A	$34,994	33%	$	$26,750	30%
Customer B	**	**		$8,478	10%
Customer C	**	**		$8,306	10%
Total	$34,994	33%	$	$43,534	50%
___________________
**Customer net sales did not represent greater than or equal to 10% of net sales in the periods presented.
All customers making up more than 10% of the Company’s net sales are in the Suja Core segment, while all customers have an immaterial amount of sales in the Emerging Brands segment.
Customers that accounted for 10% or more of the Company’s total trade receivables, net as follows:

	March 30, 2026		December 29, 2025
($ in thousands)	Amount ($)	% of Trade receivables, net	Amount ($)	% of Trade receivables, net
Customer A	$2,804	20%	$1,917	14%
Customer B	1,417	10%	**	**
Customer C	2,129	15%	2,158	15%
Customer D	**	**	2,109	15%
Total	$6,350	45%	$6,184	44%
___________________
**Customer receivables did not represent greater than or equal to 10% of trade receivables, net as of the dates presented.
All customers making up more than 10% of the Company’s trade receivables are in the Suja Core segment, while all customers have an immaterial amount of trade receivables in the Emerging Brands segment.
Note 3 — Inventories
Inventories consist of the following:

($ in thousands)	March 30, 2026	December 29, 2025
Ingredients and packaging	$10,980	$10,466
Finished goods	7,722	11,946
Total	$18,703	$22,412
There were no substantial or unusual impairments or disposals on inventories during the three months ended March 30, 2026 and March 31, 2025, respectively.
Note 4 — Property and Equipment, net
Property and equipment, net consists of the following:

($ in thousands)	March 30, 2026	December 29, 2025
Machinery and equipment	$41,483	$38,832
Leasehold improvements	15,034	15,415
Office furniture and equipment	1,727	1,558
Internal use software	—	275
	58,244	56,080

Less Accumulated depreciation	(22,854)	(21,457)
	35,390	34,623
Construction in progress	17,234	11,048
Total	$52,624	$45,671
Depreciation expense totaled $1,558 thousand and $1,352 thousand for the three months ended March 30, 2026 and March 31, 2025, respectively. For the three months ended March 30, 2026 and March 31, 2025, depreciation expense included in cost of sales totaled $1,305 thousand and $1,093 thousand, respectively. For the three months ended March 30, 2026 and March 31, 2025, depreciation expense included in operating expenses totaled $253 thousand and $259 thousand, respectively.
There were no impairments on property and equipment during the three months ended March 30, 2026 and March 31, 2025, respectively.
Note 5 — Goodwill and Intangible Assets
Goodwill consists of the following:

($ in thousands)
Balance as of March 31, 2025	$106,201
Acquisitions/impairments	—
Balance as of December 29, 2025	$106,201
Acquisitions/impairments	—
Balance as of March 30, 2026	$106,201
Trade name and other intangible assets, net consist of the following:

	March 30, 2026			December 29, 2025
($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subject to amortization:
Customer relationships	$185,100	$(48,053)	$137,047	$185,100	$(45,252)	$139,848
Trade name	55,636	(22,452)	33,184	55,636	(21,086)	34,550
Recipes	27,441	(24,939)	2,502	27,441	(23,567)	3,874
Internal use software	748	(233)	515	239	(48)	191
Total	$268,926	$(95,677)	$173,248	$268,416	$(89,953)	$178,463
Amortization expense totaled $5,564 thousand and $5,549 thousand for the three months ended March 30, 2026 and March 31, 2025, respectively. For the three months ended March 30, 2026 and March 31, 2025, amortization expense included in cost of sales totaled $1,372 thousand and $— thousand, respectively. For the three months ended March 30, 2026 and March 31, 2025, depreciation expense included in operating expenses totaled $253 thousand and $259 thousand, respectively. As of March 30, 2026, the weighted average remaining useful lives for the customer relationships, trade name, recipes, and internal use software are 12.4, 7.0, 0.5, and 3.8 years, respectively.
Amortization expense is classified in operating expenses on the condensed consolidated statements of operations. Estimated future amortization expense is as follows:

($ in thousands)	Amount
Remainder of 2026	$14,924
2027	16,897
2028	16,738
2029	16,715
2030	16,673
Thereafter	91,059
Total	$173,006
As of March 30, 2026, the Company had approximately $242 thousand of capitalized internal-use software that had not yet been placed in service and is therefore excluded from the future amortization schedule. Amortization of these costs will commence when the related software is placed in service.

Note 6 — Related-Party Transactions
Board of Director and other Management related fees
During the three months ended March 30, 2026 and March 31, 2025, the Company incurred management fees of approximately $859 thousand and $472 thousand, respectively. Included within the management fees for the three months ended March 30, 2026, the Company paid $300 thousand in management fees to Paine Schwartz Partners (“PSP”) related to the closing of the fourth amendment to the Credit Facility. Refer to Note 10 — Debt for further details.
Expenses incurred through related party transactions are recorded as part of operating expenses within the condensed consolidated statements of operations.
Note 7 — Leases
Lessee Accounting
The Company has both finance and operating leases. The finance leases are solely comprised of the Company’s commercial-use vehicles and equipment, maturing in dates ranging from 2026 to 2030, including expected renewal options. Including all renewal options available to the Company, the lease maturity date may extend on a month-to-month basis for an unlimited period of time. Operating leases consist of real estate and vehicle leases, maturing in dates ranging from 2026 to 2033. The Company has elected the practical expedient under ASC 842 to account for lease and non-lease components as a single lease component for its real estate, vehicle, and equipment leases.
Leases were included on the Company’s condensed consolidated balance sheets as follows:

($ in thousands)	March 30, 2026	December 29, 2025
Finance Leases:
Right-of-use assets, gross	$522	$522
Accumulated depreciation	(362)	(326)
Right-of-use assets, net(1)	$160	$196
Current portion of finance lease obligations	$63	$110
Long-term finance lease obligations	89	98
Total lease obligation	$152	$208
Weighted average remaining lease term	2.8 years	2.4 years
Weighted average discount rate	8.0%	8.0%
Operating Leases:
Right-of-use assets, net	$22,766	$23,387
Current portion of operating lease obligations	$2,519	$2,450
Long-term operating lease obligations	23,382	24,051
Total lease obligations	$25,901	$26,501
Weighted average remaining lease term	6.9 years	7.1 years
Weighted average discount rate	7.0%	7.0%
___________________
(1)Finance lease right-of-use assets, net are included in other assets on the Company’s condensed consolidated balance sheet.
The components of lease expense are as follows:

	For the Three Months Ended
($ in thousands)	March 30, 2026	March 31, 2025
Finance lease cost:
Amortization of right-of-use asset	$36	$39
Interest on lease obligations	3	7
Total finance lease cost	$39	$46
Operating lease cost	$1,062	$919

Short-term lease cost	$264	$187
Variable lease cost(1)	$166	$253
___________________
(1)Consists primarily of common area maintenance, real estate taxes, utilities, operating expenses, and insurance for real estate leases; insurance and personal property expense for equipment leases; and certain vehicle related charges for finance leases that vary based on actual usage, activity, or other factors that do not depend on an index or rate and therefore are excluded from the measurement of lease liabilities and right-of-use assets.

Supplemental cash flow information related to leases is as follows:

	For the Three Months Ended
($ in thousands)	March 30, 2026	December 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1,041)	$(3,913)
Financing cash flows from finance leases	$(59)	$(170)
Future maturities of the Company’s finance and operating lease obligations as of March 30, 2026 were as follows:

($ in thousands)	Finance Leases	Operating Leases
Remainder of 2026	$60	$4,205
2027	44	4,302
2028	44	4,428
2029	20	4,580
2030	—	4,743
Thereafter	—	10,787
Total lease payments	168	33,045
Less: interest	(16)	(7,144)
	$152	$25,901
Note 8 — Accrued Expenses
Accrued expenses consisted of the following:

($ in thousands)	March 30, 2026	December 29, 2025
Inventory received not billed	$3,332	$2,627
Accrued payables	3,237	2,785
Accrued interest payable	2,415	7,153
Other accrued expenses	8,086	4,625
Accrued transaction liabilities	2,373	2,373
Total accrued expenses	$19,443	$19,563
Note 9 — Commitments and Contingencies
Legal contingencies
From time to time, the Company is party to certain legal proceedings. The Company will accrue losses for a legal proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to reasonably estimate the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued, may exceed applicable insurance coverage and could materially affect the Company’s business, cash flows, results of operations, financial condition, and prospects.
Benefit plan
The Company has a defined contribution plan under Internal Revenue Code Section 401(k). The Company may make discretionary contributions to the plan. During the three months ended March 30, 2026 and March 31, 2025, the contributions to the plan totaled approximately $177 thousand and $149 thousand, respectively, and were recorded as part of operating expenses within the condensed consolidated statements of operations.

Letter of credit
For the three months ended March 30, 2026 and March 31, 2025, the Company had outstanding standby letters of credit totaling $1,010 thousand and $720 thousand, respectively, all of which expire within one year of issuance date. These instruments were issued primarily to support lease obligations and are fully secured by restricted cash deposits.
No amounts had been drawn under this letter of credit for the three months ended March 30, 2026 and March 31, 2025.
The Company does not expect to incur any losses under the arrangement.
Note 10 — Debt
On August 23, 2021, the Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) to provide an initial term loan of $120 million (the “Initial Term Loan”). The original Credit Agreement also provided for a revolving credit facility of $25 million (the “Initial Revolving Credit Facility”) with a swingline loan submit of $5 million (the “Swingline Facility”) to provide funding for working capital and general corporate purposes. The Credit Agreement also had an upfront fee of 2.00% on the aggregate principal amount of the commitments under the Initial Term Loan and 2.00% of the aggregate commitment amount of the Initial Revolving Credit Facility as in effect on the initial closing date.
In connection with the acquisition of Vive, on October 11, 2022, the Company entered into a second amendment to the Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and the lenders set forth therein, providing for a $42 million second amendment term loan facility (the “Second Amendment Term Loan”). The Second Amendment Term Loan had an upfront fee discount of 2.00% of the aggregate principal amount of the commitments under the Second Amendment Term Loan.
On October 31, 2024, the Company entered into a third amendment to the Credit Agreement (“Third Amendment to Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent and the lenders set forth therein, providing for a $112 million third amendment term loan facility (the “Third Amendment Term Loan”, and together with the Initial Term Loan and Second Amendment Term Loan, the “Term Loan”). The Third Amendment to Credit Agreement also provided for a $15 million increase to the Initial Revolving Credit Facility (the “Revolving Credit Facility”) to provide funding for working capital and general corporate purposes. The Third Amendment to Credit Agreement had an upfront fee of 1.50% of the aggregate principal amount of the commitments under the Third Amendment Term Loan and 0.67% of the aggregate outstanding principal amount of the existing Initial Term Loan and Second Amendment Term Loan. The Third Amendment to Credit Agreement also had an upfront fee discount of 1.50% of the aggregate commitment amount under the Revolving Credit Facility, and 0.90% of the Initial Revolving Credit Facility commitments as of the borrowing date. Issuance costs related to the Revolving Credit Facility are presented in other assets on the Company’s condensed consolidated balance sheets and are amortized over the life of the Revolving Credit Facility. At the execution of the Third Amendment to Credit Agreement, the aggregate principal amount of the commitments under the Term Loan totaled $270 million, and the aggregate commitment amount of the Revolving Credit Facility totaled $40 million, with a Swingline Facility limited to $5 million.
On January 13, 2026, the Company entered into a fourth amendment to the Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and the lenders set forth therein, providing for a $15 million delayed draw term loan commitment. There have been no draws on this term loan as of March 30, 2026.
All outstanding principal and accrued and unpaid interest on the Term Loan is due and payable on August 23, 2029 and accrues daily interest at a per annum rate equivalent to, (i) a base rate plus the applicable margin set forth below under the caption “Base Rate Loan” or (ii) an adjusted term SOFR rate plus a term SOFR adjustment equal to 0.10%, 0.15% or 0.25%, depending on the interest period of the applicable borrowing, plus the applicable margin set forth below under the caption “Term Benchmark Loan / RFR Loan”, in each case, based upon the condensed consolidated net leverage ratio as of the most recent date of determination. All interest and applicable fees chargeable shall be computed on the basis of a three hundred and sixty (360) day year (or 365 or 366 days, as the case may be, in the case of base rate loans based on the prime rate), in each case, for the actual number of days elapsed in the period during which the interest or fees accrue. The accrued and unpaid interest on the Term Loans shall be due and payable on the earliest of maturity date, change of control, the sale of all or substantially all assets of Suja or the date of the acceleration. The Company is required to make principal payments on a quarterly basis of 0.25% of the aggregate principal amount of the Term Loans. The Term Loans mature on August 23, 2029.
All outstanding principal and accrued and unpaid interest on the Revolving Credit Facility is due and payable on August 23, 2028 and accrue daily interest at a per annum rate equivalent to, (i) a base rate plus the applicable margin set forth below under the caption “Base Rate Loan” or (ii) an adjusted term SOFR rate plus a term SOFR adjustment equal to 0.10%, 0.15% or 0.25%, depending on the interest period of the applicable borrowing, plus the applicable margin set forth below under the caption “Term Benchmark Loan / RFR Loan”, in each case, based upon the condensed consolidated net leverage ratio as of the most recent date of determination. All interest and applicable fees chargeable shall be computed on the basis of a three hundred and sixty (360) day year (or 365 or 366 days, as the case may be, in the case of base rate loans based on the prime rate). The accrued and unpaid interest on the revolving loans shall be due and payable on the earliest of maturity date, change of control, the sale of all or substantially all assets of Suja or the date of the acceleration. The Revolving Credit Facility will also have a commitment fee which shall accrue at a per annum rate equal to 0.50% on the average daily unused revolving commitment. All commitment fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day). The commitment fee may be reduced based on certain calculations of the Company’s net leverage ratio. The Revolving Credit Facility will mature on August 23, 2028.

Debt Instrument ($ in thousands)	Interest Rate	Maturity Date	As of March 30, 2026	As of December 29, 2025
JPM Term Agreement	Term SOFR + 5.50%	8/23/2029	$266,855	$267,540
JPM Credit Agreement	Term SOFR + 5.50%	8/23/2028	40,000	40,000
JPM Credit Agreement	Prime + 4.50%	8/23/2028	—	—
Current portion of long-term debt			(2,740)	(2,740)
Total long-term debt, less current portion			304,114	304,800
Less: unamortized discount and debt issuance costs			(3,394)	(3,643)
Carrying amount of long-term debt			$300,720	$301,157
As of March 30, 2026, aggregate future principal payments required in accordance with the terms of the Term Loans and Revolving Credit Facility, are as follows:

Fiscal Years Ending	Amount ($ in thousands)
Remainder of 2026	$2,055
2027	$2,740
2028	42,740
2029	2,740
2030	256,580
Total	$306,855
The Company has incurred deferred financing costs of $6,924 thousand in total related to the Term Loan, which have been presented net of proceeds on the condensed consolidated balance sheets. The Company amortizes these costs over the life of the Term Loan which amounted to $248 thousand and $248 thousand during the three months ended March 30, 2026 and March 31, 2025, respectively.
The Company recognized interest expense on the Term Loans and Revolving Credit Facility of $7,221 thousand, $7,191 thousand during the three months ended March 30, 2026 and March 31, 2025, respectively. The Company has made $685 thousand and $685 thousand of principal payments on the Term Loan during the three months ended March 30, 2026 and March 31, 2025, respectively. The Company has drawn a net of $40,000 thousand and $15,000 thousand on the Revolving Credit Facility as of March 30, 2026 and March 31, 2025, respectively. The Company has total debt outstanding of $303,460 thousand which approximates its fair value. As of March 30, 2026, the Company has utilized all $40,000 thousand Revolving Credit Facility, with $0 thousand available to borrow.
The Credit Agreement requires the Company to maintain a condensed consolidated net leverage ratio each quarter below 5.50 to 1.00 for each quarter from March 2026 through December 2026, 4.50 to 1.00 for each quarter from March 2027 through December 2027, and 3.50 to 1.00 for each quarter from March 2028 thereafter. The Company is in compliance with its debt covenant. The Company’s Term Loans and Revolving Credit Facility are secured by first-priority liens on substantially all of the assets of the Company, subject to customary exceptions and permitted liens.

Note 11 — Equity
Under the terms of the Limited Partnership Agreement (or “LP Agreement”) adopted on August 23, 2021, as amended on February 20, 2024, each partner’s interest in the Company, including such interest in allocations of profits, losses, and distributions of the Company as well as the right to consent to or approve certain matters as provided in the LP Agreement, shall be represented by the units owned by such Partner. The total units which the Company has authority to issue shall be determined by the Board from time to time and consists of an unlimited number of Class A Units, an unlimited number of Class B Units, an unlimited number of Class C Units, 4,840 Class D Units, an unlimited number of Class E Units, an unlimited number of Class F Units, (collectively, the “Units”).
The following is a summary of the Company’s capital accounts as set forth in the LP Agreement:
Class A Units
The Company issued 190,698 Class A Units at the adoption of the LP Agreement which included 188,698 Class A Units issued to funds controlled by PSP and 2,000 Class A Units issued to certain sellers of Suja. All issued Units were that of the partnership and therefore, no non-controlling interests was established. On November 15, 2021, the Company entered into a purchase agreement with a third party to sell 19,636 Class A Units for $19,636 thousand plus $364 thousand of transaction cost reimbursement for a total of $20,000 thousand. PSP sold 10.3% ownership of the Company and continued to maintain control of the Company with 88.5% ownership.
Upon the closing of the Company’s acquisition of Vive, Suja issued 32,183 units of Class A Units to Vive share holders to partially fund the acquisition, resulting in a 14.4% ownership. PSP continued to maintain control of the Company with 75.8% ownership.
Class B Incentive Units
The Company had 18,680 Class B Units issued as of March 30, 2026 and as of December 29, 2025, of which 8,987 were time-based units and 9,693 were performance-based units. Vested Class B Units totaled 7,133 as of March 30, 2026 and December 29, 2025. There were no additional issuances of Class B Units in the three months ended March 30, 2026.
Class C Incentive Units
The Company had 200 Class C Units issued as of March 30, 2026 and December 29, 2025, all of which are fully vested.
Class D Incentive Units
The Company had 4,840 Class D performance-based incentive units issued as of March 30, 2026 and December 29, 2025, all of which are fully vested.
Class E Incentive Units
On February 20, 2024, the Company issued 1,434 Class E incentive units to a senior member of management, of which 717 were time-based units and 717 were performance-based units. Vested Class E Units totaled 429 and 286, as of the March 30, 2026 and December 29, 2025, respectively.
Class F Incentive Units
On February 20, 2024, the Company issued 1,000 Class F incentive units to a senior member of management, of which all were performance-based units. No Class F Units are considered vested as of March 30, 2026 and December 29, 2025.
Note 12 — Incentive Unit Compensation
The Company issued Class B, Class C, Class D, Class E Units and Class F Units (collectively, the “Incentive Units”). Refer to Note 11 — Equity for further discussion on the Company’s Incentive Units. Incentive unit compensation expense is recorded as part of operating expenses within the condensed consolidated statements of operations. Forfeitures are accounted for as they occur.

Incentive unit compensation expense associated with the time-based Class B Units is recognized on a straight-line basis over the requisite service period, using the grant date fair value. The Company recognized $107 thousand of incentive unit compensation expense related to the time-based Class B Units during the three months ended March 30, 2026 and $70 thousand during the three months ended March 31, 2025.
Incentive unit compensation expense associated with the time-based Class E Units is recognized on a straight-line basis over the requisite service period, using the grant date fair value. The Company recognized $33 thousand of incentive unit compensation expense related to the time-based Class E Units during the three months ended March 30, 2026 and $41 thousand during the three months ended March 31, 2025.

Note 13 — Income Taxes
The Company is organized as a Delaware limited partnership and is generally not subject to U.S. federal and state income taxes. Accordingly, taxable income or loss is allocated to the partners, who are responsible for their respective income tax obligations.
The Company conducts certain operations through wholly owned subsidiaries that are subject to U.S. federal and state income taxes. These include Vive Buyer, Inc., which was acquired on October 11, 2022, and Slice Life Holdings, LLC, which was formed on December 30, 2024. As a result, the Company records a provision for income taxes related to these taxable entities. The Company files income tax returns with the Internal Revenue Service and various state jurisdictions and remains subject to examination for tax years 2015 and thereafter due to net operating losses and other tax attributes carried forward.
For the three months ended March 30, 2026 and March 31, 2025, the Company recorded income tax provisions of $1,065 thousand and $880 thousand, respectively, attributable to its taxable subsidiaries. The income tax provision for each interim period has been calculated in accordance with ASC 740, Income Taxes, using an estimated annual effective tax rate, adjusted for discrete items as applicable. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to the Company’s status as a pass-through entity and the inclusion of income taxes attributable only to its taxable subsidiaries.
Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities of the Company’s taxable subsidiaries. The Company’s deferred tax balances primarily relate to differences in the carrying value of intangible assets recognized in connection with the acquisition of Vive, partially offset by net operating loss carryforwards and other temporary differences. The Company evaluates its deferred tax assets and liabilities on an annual basis, or more frequently if events or changes in circumstances indicate that a reassessment is required. As of March 30, 2026, the Company did not identify any material changes in the underlying temporary differences, tax attributes, or tax positions that would require a remeasurement of its deferred tax balances from those recorded as of December 29, 2025. Accordingly, no material adjustments to deferred tax balances were recorded during the interim period.
As of March 30, 2026, the Company had federal and state net operating loss carryforwards available to offset future taxable income, which are subject to limitations under Section 382 of the Internal Revenue Code due to prior ownership changes. The Company has not recorded any material changes to its valuation allowance or uncertain tax positions during the interim period.
On July 4, 2025, the 'One Big Beautiful Bill Act' (“OBBBA”) was enacted into law. The legislation introduces significant modifications to U.S. tax regulations, including the permanent restoration of 100% bonus depreciation for qualifying assets placed in service after January 19, 2025, and the immediate deductibility of domestic research and experimental expenditures. The Company evaluated the impact of OBBBA and determined that no material impact is anticipated for the three months ended March 30, 2026 and March 31, 2025.

Note 14 — Segment Information
The Company operates and manages its business in two operating segments which are also reportable segments:
•Suja Core which primarily produces and distributes cold-pressed fresh juice and cold-pressed juice shots.
•Emerging Brands which consists of recently acquired or launched brands and products that are still in the early stages of revenue scale, market development, or distribution build-out.
All revenue of the Company is derived within the United States. All long-lived assets are also located within the United States.
The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The CODM uses Adjusted EBITDA to assess segment performance and allocate resources between the two operating segments. The CODM uses Adjusted EBITDA to allocate resources between personnel costs, marketing, product design, usage of production facilities, deployment of sales teams and overall strategic direction for each segment. Intersegment revenue is eliminated within the reconciliation to loss before taxes. A reconciliation of net sales by reportable segment to condensed consolidated net sales is presented in the table below.

For the Three Months Ended March 30, 2026 (In thousands)	Suja Core	Emerging Brands	Total
Net sales from external customers	$104,034	$3,024	$107,058
Intersegment revenue	911	—	911
Total net sales	104,945	3,024	107,969
Elimination of intersegment revenue			(911)
Consolidated net sales			$107,058

For the Three Months Ended March 31, 2025 (In thousands)	Suja Core	Emerging Brands	Total
Net sales from external customers	$85,207	$2,156	$87,363
Intersegment revenue	1,206	—	1,206
Total net sales	86,413	2,156	88,569
Elimination of intersegment revenue			(1,206)
Consolidated net sales			$87,363
Adjusted EBITDA is a measure of the Company’s profit before the recognition of interest, depreciation, amortization, taxes and other adjustments which are described in the table below. The CODM receives information on cost of sales and marketing expense which are considered significant expenses.
The Company’s financial data by segment is presented in the tables below for the three months ended March 30, 2026, and March 31, 2025, which includes a reconciliation of the Company’s measure of profit and loss back to loss before taxes. The Company does not present asset information for its segments as this information is not used to allocate resources. The measure of segment assets is reported on the condensed consolidated balance sheet as total condensed consolidated assets.

For the Three Months Ended March 30, 2026 (In thousands)	Suja Core	Emerging Brands	Elimination of Intersegment Revenue and Expense	Total
Net sales from external customers	$104,034	$3,024	$—	$107,058
Intersegment revenue	911	—	(911)	—
Cost of sales (exclusive of depreciation and amortization expense)	(48,820)	(1,446)	—	(50,266)
Marketing	(9,764)	(1,427)	—	(11,191)
Other segment items(1)	(19,466)	(2,025)	911	(20,579)
Adjusted EBITDA	$26,895	$(1,873)	$—	$25,022
Depreciation				(1,558)
Amortization				(5,620)
Interest expense				(7,472)
Incentive unit compensation				(140)
Non-recurring costs(2)				(681)
Sponsor costs(3)				(752)
Profit before taxes				$8,799

For the Three Months Ended March 31, 2025 (In thousands)	Suja Core	Emerging Brands	Elimination of Intersegment Revenue and Expense	Total
Net sales from external customers	$85,207	$2,156	$—	$87,363
Intersegment revenue	1,206	—	(1,206)	—
Cost of sales (exclusive of depreciation and amortization expense)	(41,362)	(1,370)	—	(42,732)
Marketing	(9,164)	(2,136)	—	(11,300)
Other segment items(1)	(17,131)	(2,357)	1,206	(18,282)
Adjusted EBITDA	$18,756	$(3,707)	$—	$15,049
Depreciation				(1,352)
Amortization				(5,578)
Interest expense				(7,446)
Incentive unit compensation				(111)
Non-recurring costs(2)				(131)
Sponsor costs(3)				(343)
Profit before taxes				$88
___________________
(1)Except for marketing expense and cost of goods sold which are identified as significant expenses, the Company’s CODM uses expense information in the aggregate when reviewing Adjusted EBITDA. Other segment items for each segment primarily includes personnel costs including sales commissions and bonuses, logistics costs to distribute the Company’s product, and other general and administrative costs.
(2)Includes consulting fees related to one-time system improvements, transaction bonuses, and one-time transition costs incurred to transition to a new storage facility.
(3)Includes fees paid in cash to PSP which will not recur subsequent to the IPO.

Note 15 — Subsequent Events
IPO and Organizational Transactions
On May 8, 2026, Suja Life, Inc. consummated its IPO in which 8,888,889 shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), were offered at a price of $21.00. The IPO resulted in gross proceeds of $186.7 million, and net proceeds of $173.6 million, after deducting the underwriting discount of $13.1 million, and before deducting offering expenses payable by Suja Life, Inc.
In connection with the consummation of the IPO, Suja Life, Inc. amended and restated the existing limited partnership agreement (the “LP Agreement”) of Suja Life Holdings, L.P. (“Holdings LP”) to, among other things, (i) recapitalize all existing ownership interests in Holdings LP held by the existing owners of Holdings LP into a single class of common units (“LP Units”); and (ii) appoint Suja Life, Inc. as the sole general partner of Holdings LP.
On May 7, 2026, Suja Life, Inc. amended and restated its certificate of incorporation to, among other things, provide: (i) for Class A Common Stock, with each share of its Class A Common Stock entitling its holder to one vote per share on all matters presented to stockholders generally and with economic rights; and (ii) for Class V common stock, par value $0.0001 per share (“Class V Common Stock”), with each share of Class V Common Stock entitling its holder to one vote per share on all matters presented to stockholders generally with no economic rights. Any shares of Class V Common Stock may only be held by the continuing equity owners of Holdings LP and their respective permitted transferees.
In addition, Suja Life, Inc. acquired, directly or indirectly, through a series of transactions which may have included one or more contributions, mergers, or otherwise, LP Units owned by various entities, and in exchange therefor the owners of the LP Units received, directly or indirectly, newly issued shares of Class A Common Stock.
The proceeds from the IPO were used to purchase 8,888,889 newly issued LP Units at a purchase price per LP Unit equal to the initial offering price per share of Class A Common Stock in the IPO, less the underwriting discounts. In turn, Holdings LP applied the proceeds it received and $1.4 million of cash on hand, (i) to repay $142.6 million of outstanding borrowings under the Credit Agreement, (ii) to pay $17.5 million in cash payments to certain employees in connection with the settlement of time-based vesting incentive units, in partial satisfaction of certain transaction bonus agreements and in connection with celebratory cash awards in respect of the consummation of the IPO, and (iii) to pay $14.9 million of expenses incurred in connection with the IPO and the related organizational transactions. $9.8 million of expenses incurred in connection with the IPO will be recorded as a reduction to additional paid-in-capital. Immediately following the IPO, the holders of Class A Common Stock collectively own 100% of the economic interests in Suja Life, Inc. and hold 61.6% of the voting power of Suja Life, Inc. The existing owners of LP Units in Holdings LP, through ownership of Class V Common Stock, hold the remaining 38.4% of the voting power of Suja Life, Inc.
Upon completion of the IPO, Suja Life, Inc. has 23,788,700 shares of Class A Common Stock outstanding. In accordance with the exchange agreement entered into in connection with the organizational transactions, the holders of LP Units may exchange their LP Units, together with an equal number of shares of Class V Common Stock, for shares of Class A Common Stock on a one-for-one basis or, at Suja Life, Inc.’s election, for cash from a substantially concurrent public offering or private sale of shares of Class A Common Stock (based on the price of Class A Common Stock in such public offering or private sale). Any shares of Class V Common Stock so delivered will be cancelled.
Consolidation

Subsequent to the IPO, Suja Life, Inc. is the sole general partner of the Company and it exclusively operates and controls all of the Company’s business and affairs and consolidates the financial results of the Company. The Company is considered the predecessor of Suja Life, Inc. for accounting purposes. As the existing owners control both Suja Life, Inc. and the Company, before and after the IPO, the reorganization will be accounted for as a reorganization of entities under common control. Following the IPO, the condensed consolidated financial statements of Suja Life, Inc. will recognize the assets and liabilities received in the reorganization at its historical carrying amounts, reflected in the historical condensed consolidated financial statements of the Company.
The LP Units owned by LP unitholders will be considered noncontrolling interests in the condensed consolidated financial statements of Suja Life, Inc. In the absence of assurance that settlement in shares is solely within the control of the issuer, classification of the noncontrolling interest outside of permanent equity is required in accordance with ASC 480.
Tax Receivable Agreement
In connection with the consummation of the IPO, Suja Life, Inc. and the Company entered into a Tax Receivable Agreement (the “TRA”) with the continuing equity owners and blocker shareholders (collectively, the “TRA Participants”), which requires payment from Suja Life, Inc. to the TRA Participants of 85% of the amount of cash tax savings, if any, in U.S. federal, state and local income taxes that Suja Life, Inc. actually realizes or is deemed to realize in some circumstances (as computed using certain assumptions) as a result of certain tax attributes and benefits covered by the TRA.
Fifth Amendment to the Credit Agreement
On May 8, 2026, in connection with the IPO, certain indirect subsidiaries of the Company entered into a fifth amendment to the Credit Agreement, which amended the Credit Agreement to, among other things, facilitate the organizational transactions in connection with the IPO.
Impact of the IPO on Employee Incentive Plans and Related Operating Results
In connection with the consummation of the IPO, Suja Life, Inc. will incur additional compensation related costs associated with modifications to outstanding incentive units and the issuance of (i) new performance-based restricted stock, (ii) performance-based restricted stock units and (iii) time-based restricted stock units under the Suja Life, Inc. 2026 Omnibus Incentive Plan (“2026 Omnibus Plan”) to certain employees and directors.
In connection with the consummation of the IPO, all unvested performance-based incentive units held by employees were converted into 735,393 performance-based restricted stock units with respect to shares of Class A Common Stock that will vest based on the achievement of performance or market based conditions. The performance condition and market awards will be treated as separate awards in accordance with ASC 718. The performance condition was determined not to be probable as of the date of the IPO and will not be included in expense until determined to be probable. The market condition was valued using a Monte Carlo simulation to simulate the distribution of the Suja Life, Inc. stock price over the requisite two year vesting period, resulting in a 66.4% discount to the IPO price of $21.00 per share. The grant date fair value of $13.95 per share will result in a total anticipated cost of $10.3 million to be recognized over the requisite service period.
Additionally, all vested and unvested time-based incentive units held by employees were settled in cash. The cash settlement was treated as a modification to a liability classified award, which will result in a cash payment of $15.3 million.
2026 Omnibus Incentive Plan
On May 8, 2026, and in connection with the IPO, Suja Life, Inc. adopted the 2026 Omnibus Plan. The 2026 Omnibus Plan is administered by the Compensation and Nominating Committee of the board of directors of Suja Life, Inc. Suja Life,

Inc.’s board of directors has the authority to amend and modify the 2026 Omnibus Plan, subject to any stockholder approval. Subject to adjustment in the event of certain transactions or changes of capitalization in accordance with the 2026 Omnibus Plan, a number of shares of Class A Common Stock equal to 4,291,668 (the “Share Reserve”) are reserved for issuance pursuant to awards under the 2026 Omnibus Plan. The Share Reserve will be increased annually on January 1 of each fiscal year beginning in 2027 and ending and including January 1, 2036, by the lesser of (i) 4% of the aggregate number of shares of Class A Common Stock and Class V Common Stock outstanding on December 31 of the immediately preceding calendar year and (ii) the number of shares of Class A Common Stock as is determined by Suja Life, Inc.’s board of directors. The following awards were granted in connection with the IPO:
(i) 83,811 restricted stock unit awards (“RSUs”) with respect to shares of Class A Common Stock to certain executives and employees and non-employees directors under the 2026 Omnibus Plan with an aggregate grant date fair value of $1.8 million. The RSU awards to executives and employees vest in in three substantially equal installments on each of the first, second, and third anniversaries of the closing date of the IPO, subject generally to continued employment through the applicable vesting date. The RSU awards to non-employee directors vest on the earlier of the one-year anniversary of the closing date of the IPO and the day immediately preceding Suja Life, Inc.’s 2027 annual shareholder meeting, subject generally to continued service through the applicable vesting date. The vesting of all RSU awards will accelerate and vest in full upon a change in control (as defined in the 2026 Omnibus Plan).
(ii) 128,708 performance-based stock units with respect to shares of Class A Common Stock to certain employees and directors of Holdings LP in partial or full satisfaction of certain transaction bonus agreements. 104,898 of these units have the same vesting terms and conditions as the performance-based restricted stock units discussed above, and will be calculated using the same methodology. 23,810 of these units only have performance conditions. The performance condition and market condition will be treated as separate awards in accordance with ASC 718. The performance condition was determined not to be probable as of the date of the IPO and will not be included in expense until determined to be probable. The market condition was valued using a Monte Carlo simulation to simulate the distribution of the Suja Life, Inc. stock price over the requisite two year vesting period, resulting in a 66.4% discount to the IPO price of $21.00 per share. The grant date fair value of $13.95 per share will result in a total anticipated cost of $1.5 million to be recognized over the requisite service period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis reflects our historical results of operations and financial position, and, except as otherwise indicated below, does not give effect to the Organizational Transactions, the IPO, the use of proceeds therefrom or any other items in connection therewith. This discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those discussed or implied by the forward-looking statements,as a result of various factors including those discussed below and in the section entitled “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q and the sections entitled “Forward-Looking Statements” and “Risk Factors” included in the Prospectus in connection with our IPO. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended the Monday closest to December 31 for that year. For example, references to “fiscal 2025” refer to the fiscal year ended December 29, 2025 and references to “fiscal 2024” refer to the fiscal year ended December 30, 2024.

Overview
Suja Life is a modern beverage platform at the forefront of one of the most powerful consumer transformations of our time: the shift toward functional, better-for-you beverages. We operate at the intersection of health, taste, and trust, offering cold-pressed juices, wellness shots, and functional sodas that have become an essential part of consumers’ everyday routines. Our three brands — Suja Organic, Vive Organic, and Slice — form a complementary portfolio that reaches consumers across multiple beverage occasions.
Our recent historical performance demonstrates our ability to deliver consistent growth through a balanced and disciplined approach. For the three months ended March 30, 2026, net sales were $107.1 million, an increase of $19.7 million, or 22.5%, from $87.4 million for the three months ended March 31, 2025. Net income was $7.7 million for the three months ended March 30, 2026, representing a margin of 7.2% and an increase of $8.5 million, from a net loss of $(0.8) million for the three months ended March 31, 2025. Adjusted EBITDA was $25.0 million for the three months ended March 30, 2026, representing a margin of 21.9% and an increase of $10.0 million, or 66.3%, from $15.0 million for the three months ended March 31, 2025. See the section entitled “— Non-GAAP Financial Measures — EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin” below for the definition of Adjusted EBITDA and Adjusted EBITDA margin, as well as a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure stated in accordance with GAAP.
Going forward, we believe our portfolio of brands, innovation leadership, operational excellence, and strong retail partnerships position us to continue to capture disproportionate growth as functional beverages transition from early adoption to mainstream consumption.
Recent Developments
Initial Public Offering
On May 8, 2026, we consummated our IPO of 8,888,889 shares of our Class A common stock at a public offering price of $21.00 per share, resulting in proceeds to us of approximately $173.6 million, less $13.1 million of underwriting discounts and commissions but before offering expenses payable by us.
In connection with the IPO, the Company completed the Organizational Transactions described under Note 15, Subsequent Events, of the condensed consolidated financial statements and related notes of Suja Life, Inc. included in this Quarterly Report on Form 10-Q.
As a result of the IPO, we will incur additional compensation related costs associated with modifications to incentive units outstanding prior to the IPO, and the issuance of (i) new performance-based restricted stock, (ii) performance-based restricted stock units and (iii) time-based restricted stock units under the Suja Life, Inc. 2026 Omnibus Incentive Plan (the “Omnibus Plan”) to certain of our employees and directors. These actions are described in more detail in the Prospectus.

Segments
We have two reportable segments: Suja Core and Emerging Brands. Suja Core primarily produces and distributes cold-pressed juices and wellness shots. Suja Core reflects the financial results of Suja Organic’s and Vive Organic’s operations. Emerging Brands consists of recently acquired or launched brands and products that are still in the early stages of revenue scale, market development, or distribution build-out.
The Emerging Brands segment began producing and distributing products in December of fiscal 2024. For the three months ended March 30, 2026 and March 31, 2025, Emerging Brands’ products consist of healthy functional sodas sold under the Slice brand.
Key Factors Affecting Our Performance
We believe that the performance of our business and our future success depend upon several critical factors. While each presents significant opportunities, they also pose important challenges that we must successfully address to sustain growth and improve our results of operations.
Accelerating Adoption of Better-For-You Products
Consumer adoption of natural healthy beverages is accelerating as wellness becomes a universal priority. According to a Company survey, approximately 80% of consumers are constantly seeking beverages that are healthier, 82% of consumers want beverages with lower sugar, 90% of consumers desire additional functional benefits from their beverages, and 77% of consumers are willing to pay more for “beverages that are better for them,” demonstrating significant demand for wellness solutions.
We believe we have substantial opportunity to expand our consumer base and increase purchase frequency through broader distribution, optimized retail placement, and elevated marketing efforts that communicate our functional benefits to target consumers. We believe targeted marketing investments can effectively capture this demographic and drive accelerated household adoption.
Increasing Velocity Through User Growth and Purchase Frequency
Our growth strategy focuses, in part, on both expanding our user base and increasing the frequency with which existing consumers purchase our products. As consumers integrate functional beverages into their daily wellness routines, purchase occasions multiply across different dayparts and use cases. We are driving velocity growth through product innovation that creates new consumption occasions, strategic merchandising that increases visibility at retail, and consumer education that reinforces habitual usage patterns. Our role as category captain enables us to optimize shelf placement and promotional strategies that drive trial and repeat purchase. Additionally, our multi-brand portfolio allows us to drive cross-purchase of brands as consumers select products and brands aligned with their specific wellness needs.
Continued Expansion of Our Retail Distribution Footprint
We have significant opportunity to increase distribution reach and make our products more readily accessible by driving store penetration in existing channels and expanding into new retail formats. We maintain deep relationships with several of the largest retailers in grocery, mass, natural, and club channels, and we believe substantial runway exists to deepen our portfolio offerings within these existing customers.
Beyond current retail partners, we are increasing our distribution breadth. Within new channels, we see significant whitespace in convenience stores and the broader away-from-home category. We are executing a convenience store penetration strategy with distribution wins at key national chains. Similarly, we currently have limited presence in away-from-home channels including college campuses, fitness facilities, and airports. We believe our functional benefits align strongly with on-the-go consumer behaviors and position us to penetrate and outperform in these high-frequency, impulse-driven retail environments.
Innovation Leadership Creating New Category Opportunities
Our success depends on maintaining innovation leadership that anticipates and addresses evolving consumer wellness needs. We take a highly focused, data-driven approach to product development, identifying opportunity areas based on consumer preferences and category insights derived from our advanced analytics capabilities.
Our innovation efforts focus on three strategic priorities: enhancing formulations and nutritional profiles of existing products, creating new offerings within established categories, and expanding into adjacent wellness segments such as our endeavor with Slice. We continue investing in innovation across our portfolio, with 22.5% of net sales growth for the three months ended March 30, 2026, when compared to the three months ended March 31, 2025 coming from our new SKUs. Our vertically integrated manufacturing platform enables rapid innovation cycles, bringing new products to market in weeks rather than months while maintaining superior quality standards. This speed-to-market advantage allows us to capitalize on emerging wellness trends ahead of competitors.
Strategic M&A Accelerating Platform Growth
We have established ourselves as a strategic acquirer of choice in the NHB market, with a demonstrated track record of identifying and integrating premium brands that benefit from our platform capabilities. Our acquisition strategy focuses on brands with strong consumer loyalty, differentiated positioning, and proven product-market fit that can leverage our manufacturing scale, distribution relationships, and category insights to accelerate growth while improving margins.
With a fragmented market of emerging wellness brands seeking scale and operational expertise, we are well-positioned to continue consolidating the space through strategic, accretive acquisitions. Our platform approach — combining manufacturing capacity, distribution reach, category insights, and marketing capabilities — creates substantial value for acquired brands while strengthening our competitive position and expanding our addressable market opportunity.
We strive for successfully integrated businesses complementary to our own, such as Vive Organic, to increase both our distribution reach and our product capabilities. We continuously evaluate acquisitions and intend to further pursue targeted acquisitions that complement our product capabilities or provide us access to new markets. We have previously made and intend to continue to make acquisitions with the objective of enhancing our human capital, product capabilities, entering natural adjacencies, and expanding geographic footprint. Our ability to successfully pursue strategic acquisitions is dependent upon a number of factors, including sustained execution of a disciplined and selective acquisition strategy and our ability to effectively integrate targeted companies or assets and grow our business. We do not have agreements or commitments for any significant acquisitions at this time.
Economic Conditions
Consumer demand for our products is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, recession and fears of recession, unemployment, minimum wages, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected. Functional and other specialty beverages in particular may be more susceptible to discretionary consumer spending levels.
Impact of Seasonality
Seasonality has not had and is not expected to have a significant impact on our results of operations.

Components of Our Results of Operations
Net Sales
We generate sales through the sale of functional and health-focused beverages. Our sales are predominantly made to retailers or distributors for final sale to consumers through retail channels, which include sales to traditional brick and mortar and online retailers. We also offer our products through our own website.
We offer sales incentives to our customers that are designed to support the distribution of our products to consumers. These incentives include discounts, trade promotions and price allowances. These amounts are deducted from gross sales to arrive at our net sales.
We have experienced substantial growth in net sales since inception. The following factors and trends in our business have driven net sales growth over this period and are expected to continue to be key drivers of our net sales growth for the foreseeable future:
•increasing sales velocity across all channels by increasing awareness, trial, and adoption of our products. Our investments in marketing and advertising help to drive awareness and trial across all points of sale;
•expanding of our retailer and distribution network across new and existing channels;
•focusing on product innovation by improving the formulations and nutrition of our existing products, creating new products within our existing categories, and expanding into new product categories; and

•continuing to assess accretive M&A opportunities to accelerate category leadership and expand reach into complementary, high growth markets.
Cost of Sales
Cost of sales includes raw materials, direct and indirect labor and other costs associated with production, such as inbound freight and plant expenses, depreciation, and amortization expense. Cost of sales are impacted by macroeconomic factors including, but not limited to, inflationary pressures and tariffs.
Gross Profit
Gross profit is net sales less cost of sales. Gross profit has been, and will continue to be, affected by various factors, including the mix of products we sell, the channel through which we sell our products, the promotional environment in the marketplace, manufacturing costs, commodity prices and freight rates.
Operating Expenses
Operating expenses include marketing expenses, sales expenses, amortization expenses, and general and administrative expenses. Selling and marketing expenses consist primarily of costs incurred marketing and ensuring on-shelf availability of our products and are primarily driven by investments to grow our business and acquire and retain customers. General and administrative expense includes payroll, employee benefits, incentive unit compensation, finance, information technology, human resources and other administrative-related personnel, as well as general overhead costs of the business, including research and development for new innovations, rent and related facilities and maintenance costs, freight costs, depreciation and amortization and legal, accounting and professional fees. We expect operating expenses to increase in the future as we continue to scale our operations to meet our product demand, continue to build our product portfolio, and add personnel to our sales and marketing organization. We also expect to incur additional costs associated with operating as a public company, including increased expenses related to legal, audit, accounting, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other administrative and professional services.
Interest Expense
Interest expense consists of interest on our financing arrangements as well as any related deferred financing costs and discounts being expensed over the life of such financing arrangements. We expect interest expense to decrease in future proceeds as we repay certain of our indebtedness with the proceeds from this offering.
Provision For (Benefit From) Income Taxes

Provision for (benefit from) income taxes consists primarily of income taxes in U.S. federal, state, and local jurisdictions and certain foreign jurisdictions in which we conduct business.
Results of Operations
Comparison of the Three Months Ended March 30, 2026 and March 31, 2025

The following table summarizes our unaudited condensed consolidated statements of operations for each of the periods indicated. The comparisons of our historical results are not necessarily indicative of the results that may be expected in the future, and the quarter-to-quarter comparisons are not necessarily indicative of the results to be expected for the full year or any other period. Our operations are primarily driven by the Suja Core segment given that the Emerging Brands segment has not yet had a significant impact on our overall business performance.

	Three Months Ended		Change	Change
($ in thousands)	March 30, 2026	March 31, 2025	($)	(%)
Net sales	$107,058	$87,363	19,695	22.5%
Cost of sales	(52,943)	(43,825)	(9,118)	20.8%
Gross profit	54,115	43,538	10,577	24.3%
Operating expenses	(37,835)	(36,046)	(1,789)	5.0%
Income from operations	16,280	7,492	8,788	117.3%
Other income (expense), net	(9)	42	(51)	*
Interest expense	(7,472)	(7,446)	(26)	0.4%
Income before taxes	8,799	88	8,711	*
Provision for income taxes	(1,065)	(880)	(185)	21.0%
Net income (loss)	$7,734	$(792)	8,526	1076.6%
Adjusted EBITDA	$25,022	$15,049	9,973	66.3%
___________________
*Not meaningful
Net Sales
The following table provides a comparative summary of the Company’s net sales:

	Three Months Ended		Change	Change
($ in thousands)	March 30, 2026	March 31, 2025	($)	(%)
Net Sales
Suja Core	$104,945	$86,413	18,532	21.4%
Emerging Brands	3,024	2,156	868	40.3%
Elimination of intersegment revenue	(911)	(1,206)	295	-24.5%
Total net sales	$107,058	$87,363	19,695	22.5%
On a consolidated basis, net sales increased by $19.7 million, or 22.5% to $107.1 million for the three months ended March 30, 2026, from $87.4 million for the three months ended March 31, 2025. The increase in net sales was primarily driven by higher volumes within the Suja Core Segment and Emerging Brands Segment due to increased consumer demand.

Suja Core Segment
Net sales for Suja Core were $104.9 million for the three months ended March 30, 2026, an increase of $18.5 million, or 21.4%, from $86.4 million for the three months ended March 31, 2025. This increase was primarily driven by an 8.3% increase in selling units shipment volume attributable to growth in Suja Single Serve Juice and Suja and Vive Shots, and reflecting expanded distribution of new products, improved consumer takeaway across several key retail customers, and more effective promotional execution with key retailers. Additionally, net sales was slightly higher due to favorable shipment timing, as fewer shipments were in-transit as of the three months ended March 30, 2026, compared to the three months ended March 31, 2025. In addition, multi-pack consumer purchases, particularly within the Suja and Vive Shots portfolio, grew at a faster rate than single-serve purchases, contributing to net sales growth exceeding selling unit volume growth. This favorable product mix shift also resulted in an increase in average net sales per selling unit.

Emerging Brands Segment
Net sales for Emerging Brands were $3.0 million for the three months ended March 30, 2026, an increase of $0.9 million, or 40.3%, from $2.2 million for the three months ended March 31, 2025. This increase was primarily driven by a 143.0% increase in selling units shipment volume, reflecting expanded distribution for new products and improved consumer takeaway across several key retail customers. During the period, marketing initiatives centered on consumer sampling and trial generation, which contributed to stronger growth in single-serve selling unit purchases compared to multi-pack purchases. As a result, selling unit volume growth outpaced net sales growth.

Cost of Sales and Gross Profit

	Three Months Ended		Change	Change
($ in thousands)	March 30, 2026	March 31, 2025	($)	(%)
Cost of sales
Suja Core	$(51,497)	$(42,455)	(9,042)	21.3%
Emerging Brands	(1,446)	(1,370)	(76)	5.5%
Total cost of sales	$(52,943)	$(43,825)	(9,118)	20.8%
Gross Profit
Suja Core	$53,448	$43,958	9,490	21.6%
Emerging Brands	1,578	786	792	100.8%
Elimination of intersegment revenue	(911)	(1,206)	295	-24.5%
Total gross profit	$54,115	$43,538	10,577	24.3%
Gross margin (percentage of net sales)
Suja Core	50.9%	50.9%		—%
Emerging Brands	52.2%	36.5%		15.7%
Total gross margin	50.5%	49.8%		0.7%

Cost of Sales
On a consolidated basis, cost of sales increased $9.1 million, or 20.8%, to $52.9 million for the three months ended March 30, 2026, from $43.8 million for the three months ended March 31, 2025.
Suja Core Segment
The increase was driven by a $9.0 million increase of Suja Core cost of sales. Suja Core cost of sales increased as a result of the 8.3% growth in selling units shipment volume. Slightly higher input and logistics costs were offset by operational efficiency gains, favorable absorption, and favorable package mix. Suja Single Serve Juice and Suja and Vive Shots have lower manufacturing and packaging costs than Suja Multi Serve.
Emerging Brands Segment
Cost of sales for Emerging Brands was $1.4 million for both the three months ended March 30, 2026 and March 31, 2025. Emerging Brands cost of sales remained the same as lower finished goods costs, driven by the absence of one-time startup costs incurred in fiscal 2025 and reduced input costs from sourcing efficiencies, offset cost increases associated with increased net sales.

Gross Profit
On a consolidated basis, gross profit increased by $10.6 million, or 24.3% to $54.1 million for the three months ended March 30, 2026, from $43.5 million for the three months ended March 31, 2025.
Suja Core Segment
The $9.5 million increase was driven by an increase in Suja Core selling units volume, improved absorption from higher production volume, and more favorable product mix given Suja and Vive Shots have lower manufacturing and packaging costs compared to Suja Single Serve and Suja Multi Serve. Gross margin remained unchanged at 50.9% for both the three months ended March 30, 2026 and March 31, 2025.
Emerging Brands Segment
The $0.8 million increase was driven by growth in Emerging Brands selling units volume from increased distribution and improved consumer takeaway. The average cost of sales per selling unit decreased 70%% from favorable package mix, sourcing efficiencies, and one-time startup costs incurred in fiscal 2025 that were not repeated in fiscal 2026, resulting in a gross margin increase to 52.2% for the three months ended March 30, 2026, compared to 36.5% for the three months ended March 31, 2025.

Operating expenses

	Three Months Ended		Change	Change
($ in thousands)	March 30, 2026	March 31, 2025	($)	(%)
Operating expenses	$(37,835)	$(36,046)	(1,789)	5.0%
Operating expenses for the three months ended March 30, 2026 were $37.8 million, an increase of $1.8 million, or 5.0%, from $36.0 million for the three months ended March 31, 2025.
This increase in operating expenses was primarily due to a $1.6 million increase in freight expenses, driven by increases in carrier rates and increased shipments to a key customer with a freight allowance within the Suja Core segment. The remaining $0.2 million relates to a $0.3 million increase in administrative, sales, payroll, and other operating expenses primarily relating to the Suja Core segment, offset by a $0.1 million decrease in marketing spend relating to general advertising, branding, shopper marketing, samples, and field marketing. Of the decrease in marketing spend, $0.7 million relates directly to the Emerging Brands segment, offset by a $0.6 million increase in marketing spend within the Suja Core segment.
Interest Expense
Interest expense was $7.5 million for the three months ended March 30, 2026 compared to $7.4 million for the three months ended March 31, 2025, an increase of $0.1 million. Interest expense remained relatively consistent between periods due to stable average outstanding borrowings and weighted-average interest rates.
Adjusted EBITDA
Adjusted EBITDA for the three months ended March 30, 2026 was $25.0 million, an increase of $10.0 million, or 66.3%, from $15.0 million for the three months ended March 31, 2025.

Suja Core Segment
Suja Core Segment Adjusted EBITDA for the three months ended March 30, 2026 was $26.9 million, an increase of $8.1 million, or 43.4%, from $18.8 million for the three months ended March 31, 2025. The increase in Suja Core Adjusted EBITDA was driven by an increase in gross profit of $9.5 million, or 21.6%, as described above, offset by a $1.4 million increase in other segment items. Other segment items include personnel costs comprised of sales commissions and bonuses, logistical costs to distribute products, and other general and administrative costs.
Emerging Brands Segment
Emerging Brands Segment Adjusted EBITDA loss for the three months ended March 30, 2026 was $(1.9) million, compared to $(3.7) million for the three months ended March 31, 2025, with the loss decreasing by $1.8 million period over period. The decrease in loss was driven by an increase in gross profit of $0.8 million, as described above, and a $1.0 million decrease in other segment items.
Provision for Income Taxes
We recorded a tax provision of $1.1 million three months ended March 30, 2026, compared to a tax provision of $0.9 million for the three months ended March 31, 2025. The increase in the tax provision was primarily due to the increase in net income attributable to Vive Buyer, Inc.

Non-GAAP Financial Measures
We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results, and provides additional insight and transparency into how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. We believe the non-GAAP measures should always be considered along with, and not as substitutes for, the related GAAP financial measures. These non-GAAP financial measures have limitations, including that they may be calculated differently by other companies, including companies in our industry, or may be used under different circumstances or for different purposes, thereby affecting their comparability from company to company. Our non-GAAP financial measures should not be considered in isolation or as alternatives to gross profit, income from operations, net cash provided by (used in) operating activities or any other measure of financial performance calculated and presented in accordance with GAAP. We have provided the reconciliations between the GAAP and non-GAAP financial measures below.
Our primary non-GAAP financial measures are listed below and reflect how we evaluate our current and prior-period operating results. As new events or circumstances arise, these definitions could change. When the definitions change, we will provide the updated definitions and present the related non-GAAP historical results on a comparable basis.
EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin
We report our financial results in accordance with GAAP, however, management believes evaluation of operating results may be enhanced by a presentation of EBITDA and Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin which are non-GAAP financial measures. We define EBITDA as net income (loss) as adjusted to exclude tax expense, net interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to exclude share-based compensation expense, transaction-related costs and adjustments, sponsor fees which will not recur subsequent to our initial public offering, and other non-recurring expenses.
EBITDA and Adjusted EBITDA are two of the key performance indicators we use in evaluating our operating performance and in making financial, operating and planning decisions. In particular, the exclusion of certain expenses in calculating EBITDA and Adjusted EBITDA facilitates operating performance comparability across reporting periods by removing the effect of certain expenses that are non-recurring, non-cash, or expenses that are not part of the Company’s core business operations. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board. EBITDA margin and Adjusted EBITDA margin are non-GAAP financial measures that represent EBITDA and Adjusted EBITDA divided by net sales for the applicable period, expressed as a percentage. We consider EBITDA margin and Adjusted EBITDA margin to be useful measures in highlighting trends in our business.
We believe it is useful to exclude non-cash charges, such as depreciation and amortization, and share-based compensation because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. We believe it is useful to exclude tax expense, net interest expense, sponsor management fees and non-routine items, such as transaction costs and certain other non-recurring expenses, as these items are not components of our core business operations. Moreover, EBITDA and Adjusted EBITDA are frequently used by analysts, investors and other interested parties to evaluate companies in our industry.
The following table reconciles EBITDA and Adjusted EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended
($ in thousands)	March 30, 2026	March 31, 2025
Suja Core Segment Adjusted EBITDA	$26,895	$18,756
Emerging Brands Segment Adjusted EBITDA	(1,873)	(3,707)
Total Segment Adjusted EBITDA	$25,022	$15,049

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP performance measures:

	Three Months Ended
($ in thousands)	March 30, 2026	March 31, 2025
EBITDA and Adjusted EBITDA:
Net income (loss)	7,734	(792)
Provision for income taxes	1,065	880
Interest expense	7,472	7,446
Depreciation and amortization	7,178	6,930
EBITDA	23,449	14,464
Incentive unit compensation	140	111
Non-recurring costs (1)	681	131
Sponsor costs (2)	752	343
Adjusted EBITDA	25,022	15,049
Net income (loss) margin	7.2%	(0.9)%
Adjusted EBITDA margin	23.4%	17.2%
EBITDA margin	21.9%	16.6%
___________________
(1)The three months ended March 30, 2026 consists of one-time costs relating to corporate strategy, executive recruiting and consulting relating to the IPO. The three months ended March 31, 2025 consists of consulting fees related to one-time system improvements, transaction bonuses, and other one-time transition costs.
(2)Includes fees paid in cash to PSP which will not recur subsequent to the IPO.

Liquidity and Capital Resources
General
Suja Life, Inc. is a holding company with no operations of our own, and as such, we will depend on our subsidiaries for cash to fund all of our operations and expenses. We will depend on the payment of distributions by our current and future subsidiaries, including Holdings LP. The terms of the agreements governing our indebtedness, including the first lien credit agreement, dated August 23, 2021 (as amended, the “Credit Agreement”), contain certain negative covenants prohibiting certain of our subsidiaries from making cash dividends or distributions to us or to Holdings LP unless certain financial tests are met. For a discussion of those restrictions, refer to the sections entitled “Description of Certain Indebtedness” and “Risk Factors” included in the Prospectus. We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth of our business. Historically, we have financed our operations through sales of equity securities, the issuance of related party notes, and through sales of our products and borrowings under our term loan facilities (“Term Loan Facilities”). As of March 30, 2026, our principal sources of liquidity were cash and cash equivalents totaling $27.4 million which does not include restricted cash, as well as the available balance of our revolving loan facility (“Revolving Credit Facility”). We consider cash equivalents to include only highly liquid investments purchased with a maturity of three months or less. Restricted cash includes certificates of deposit with maturities of six months, which are required collateral for our credit cards. During the three months ended March 30, 2026, our positive cash flow from operations has enabled us to make continued investments in supporting the growth of our business. We expect our operating cash flows to further improve as we increase our operational efficiency and experience economies of scale.
We believe our existing cash and restricted cash, our Revolving Credit Facility and cash provided by sales of our products will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and the continuing market acceptance of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new products, manufacturing or distribution capabilities, this could reduce our ability to compete successfully and harm our results of operations. While we believe our existing cash and restricted cash, our Revolving Credit Facility and cash provided by sales of our products will be sufficient to meet our future working capital and capital expenditure needs, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.
As a result of our ownership of units in Holdings LP after the IPO, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any net taxable income of Holdings LP and will be taxed on such income at the applicable corporate tax rates. In addition to tax expenses, we will incur expenses related to our operations, including obligations to make payments under the tax receivable agreement (the “Tax Receivable Agreement”) to certain existing direct or indirect owners of Holdings LP, including PSP (such persons, collectively, the “TRA Parties”). The amounts payable, as well as the timing of any payments, under the Tax Receivable Agreement are dependent upon future events and assumptions, including the timing of unit exchanges in Holdings LP, the price of our Class A common stock at the time of each exchange, the extent to which such exchanges are taxable transactions, the amount of the exchanging Holdings LP unitholder’s tax basis in its units of Holdings LP at the time of the relevant exchange, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future, the U.S. federal, state and local income tax rates then applicable and the portion of any payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable, depletable or amortizable tax basis; however, we estimate that such payments may be substantial. We currently anticipate funding any required payments to the TRA Parties under the Tax Receivable Agreement using cash flows generated from our operations. As a result, these payments may reduce the amount of overall cash flow that would otherwise be available to us for other purposes. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, and based on certain assumptions with respect to future exchanges and other items, we expect that future payments under the Tax Receivable Agreement relating to unit exchanges in Holdings LP (either in connection with the IPO or in the future) to be approximately $115.4 million and to range from approximately $0.0 million to $11.1 million per year, with estimated total payments of approximately $143.9 million. Further, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that future payments under the Tax Receivable Agreement relating to the utilization of certain pre-IPO tax attributes acquired in the Organizational Transactions to be approximately $28.4 million and to range from approximately $0.0 million to $2.6 million per year. As a result, we expect that aggregate payments under the Tax Receivable Agreement over this 35-year period will range from approximately $0.0 million to $12.7 million.
The estimates above are based on the initial public offering price of $21.00 per share of Class A common stock. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivable Agreement payments. The foregoing numbers are merely estimates, and the actual payments could differ materially. We expect to fund these payments using cash distributions from Holdings LP. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to use.
Indebtedness
Credit Agreement
The Credit Agreement provides for a $120 million initial term loan facility (the “Initial Term Loan Facility”) and $25 million Revolving Credit Facility. On December 8, 2021, we entered into a first amendment to the Credit Agreement, providing for certain technical amendments to the Credit Agreement. On October 11, 2022, we entered into a second amendment to the Credit Agreement providing for an additional $42 million second amendment term loan facility (the “Second Amendment Term Loan Facility”). On October 31, 2024, we entered into a third amendment to the Credit Agreement, providing for an additional $112 million third amendment term loan facility (the “Third Amendment Term Loan Facility”) and a $15 million increase in the commitments in respect of the Revolving Credit Facility. On January 13, 2026, we entered into a fourth amendment to the Credit Agreement, providing for an additional $15 million fourth amendment delayed draw term loan facility (the “Fourth Amendment Delayed Draw Term Loan Facility”). The Initial Term Loan Facility had an upfront fee discount of 2.0% of the aggregate principal amount of the commitments and 2.0% of the aggregate principal amount of the Revolving Credit Facility as of the borrowing date. The Second Amendment Term Loan Facility had an upfront fee discount of 2.0% of the aggregate principal amount of the commitments under the Second Amendment Term Loan Facility. The Third Amendment Term Loan Facility had an upfront fee discount of 1.50% of the aggregate principal amount of the commitments under the Third Amendment Term Loan Facility. The Fourth Amendment Delayed Draw Term Loan Facility had an upfront fee discount of 0.75% of the aggregate principal amount of the commitments under the Fourth Amendment Delayed Draw Term Loan Facility. All outstanding principal and accrued and unpaid interest on the Term Loan Facilities is due and payable on August 23, 2029. All outstanding principal and accrued and unpaid interest on the Revolving Credit Facility is due and payable on August 23, 2028. All obligations under the

Credit Agreement are secured by first-priority security interests in substantially all of our assets and the assets of our domestic subsidiaries, subject to permitted liens and other exceptions.
Borrowings under the Term Loan Facilities accrue daily interest at a per annum rate equivalent to, (i) a base rate plus the applicable margin set forth below under the caption “Base Rate Loan” or (ii) an adjusted term Secured Overnight Financing Rate (“SOFR”) rate plus a term SOFR adjustment equal to 0.10%, 0.15% or 0.25%, depending on the interest period of the applicable borrowing, plus the applicable margin set forth below under the caption “Term Benchmark Loan / RFR Loan,” in each case, based upon the consolidated net leverage ratio as of the most recent date of determination. The base rate is the highest of (i) the prime rate at such time, (ii) 1/2 of 1.00% in excess of the federal funds effective rate at such time and (iii) an adjusted term SOFR rate for a term benchmark loan with a one-month interest period commencing at such time plus 1.00%.

Level	Consolidated Net Leverage Ratio	Base Rate Loan	Term Benchmark Loan / RFR Loan
1	Greater than 3.50:1.00	4.50%	5.50%
2	Less than or equal to 3.50:1.00	4.25%	5.25%
The Credit Agreement requires us to maintain a consolidated net leverage ratio each quarter below 6.50 to 1.00 for each quarter from December 2024 through December 2025, 5.50 to 1.00 for each quarter from March 2026 through December 2026, 4.50 to 1.00 for each quarter from March 2027 through December 2027, and 3.50 to 1.00 for each quarter from March 2028 thereafter. We are in compliance with our debt covenant.
As of March 30, 2026, we had $306.9 million outstanding under the Credit Agreement.
Cash Flows
The following table presents the major components of net cash flows from and used in operating, investing and financing activities for the periods indicated:

	Three Months Ended
($ in thousands)	March 30, 2026	March 31, 2025
Net cash provided by (used in) operating activities	$6,179	$(3,785)
Net cash used in investing activities	(9,072)	(2,190)
Net cash used in financing activities	(744)	(727)
Net decrease in cash and restricted cash	$(3,637)	$(6,702)
Operating Activities
Net cash provided by (used in) operating activities was $6.2 million for the three months ended March 30, 2026 compared to $(3.8) million for the three months ended March 31, 2025. Operating cash flows increased primarily due to an increase in net income of $8.5 million and a $0.9 million favorable change in working capital. The increase in working capital was primarily attributable to a $6.2 million increase in cash provided by inventories due to improved inventory turnover driven by increased sales volumes, partially offset by increases in cash used for accounts payable of $4.0 million, primarily due to the timing of vendor and operating expense payments associated with increased business activities, purchases, and accrued compensation expenses. The increase in operating cash flows was partially offset by a $0.2 increase in provision for excess and obsolete inventory.
Investing Activities
Net cash used in investing activities was $9.1 million for the three months ended March 30, 2026 compared to $2.2 million for the three months ended March 31, 2025. The change was primarily due to an increase in purchases of property and equipment.
Financing Activities
Net cash used in financing activities was $0.7 million for the three months ended March 30, 2026 compared $0.7 million for the three months ended March 31, 2025. The change was primarily due to an increase in principal payments on finance lease obligations.

Contractual Obligations and Commitments
Contractual obligations for future payments as of March 30, 2026 primarily relate to lease commitments, raw material purchase obligations, and principal debt payments. Operating and financing leases represent minimum required lease payments during the noncancelable lease term. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities, and maintenance, which are not included in our estimated capital lease obligation. Our total estimated finance and operating lease obligations as of December 29, 2025 were $26.7 million, of which $2.6 million is payable within 12 months. Our total estimated finance and operating lease obligations as of March 30, 2026 were $26.1 million, of which $2.6 million is payable within 12 months.
Contingencies
From time to time, we may be party to certain legal actions arising in the ordinary course of business. We accrue for losses from a legal proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. There are inherent uncertainties in legal proceedings that make it difficult to reasonably estimate costs and effects of resolving such matters. Accordingly, actual costs incurred may differ materially from amounts accrued, may exceed applicable insurance coverage, and could materially adversely affect our business, cash flows, results of operations, financial condition, and prospects.
Indemnification Agreements
In the normal course of business, we provide indemnification of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products, and from time to time we may be subject to claims by our customers under these indemnification provisions. Historically, costs related to these indemnification provisions have not been significant, but we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations. To the extent permitted under Delaware law, we will enter into agreements whereby we indemnify our directors and officers for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.
Critical Accounting Estimates
In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates used in the preparation of the financial statements include but are not limited to the following: inventory valuation, impairment of goodwill, intangible assets and long-life assets, share-based compensation, and useful lives of property, plant and equipment and intangible assets. Management believes these estimates and assumptions provide a reasonable basis for the fair presentation of the condensed consolidated financial statements. Actual results could differ from those estimates. There have been no material changes to our critical accounting policies and estimates as described in the Prospectus.

Emerging Growth Company Status
The Jumpstart Our Business Startups Act (the “JOBS Act”) permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, and our condensed consolidated financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for private companies.
We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of this offering, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years, or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to our Holdings L.P.’s condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in inflation or interest rates.
Inflation Risk
While inflation may impact our revenue and costs of revenue, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Interest Rate Risk
Our exposure to interest rate risk is related primarily to our borrowing activities for our variable rate borrowing. As of March 30, 2026 and December 29, 2025, we had total outstanding debt of $306.9 million and $307.5 million under our Credit Agreement, respectively. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a 12-month period would result in a change to interest expense of approximately $3.1 million for the three months ended March 30, 2026.
Concentration of Credit Risk
Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, restricted cash, and accounts receivable. We place our cash with financial institutions with high credit quality. As of March 30, 2026 and December 29, 2025, we had $28.4 million and $32.0 million of cash on deposit or invested with our financial and lending institutions, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal proceedings related to claims arising out of our operations. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.
ITEM 1A. RISK FACTORS
Information regarding our risk factors is disclosed under the section entitled “Risk Factors” in the Prospectus, with such risk factors incorporated herein by reference. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

On May 8, 2026, we completed the IPO of 8,888,889 shares of our Class A common stock in exchange for proceeds of approximately $173.6 million, at the IPO price of $21.00 per share, less $13.1 million of underwriting discounts and commissions but before offering expenses payable by us. The offer and sale of all of the shares in the IPO were registered under the Registration Statement on Form S-1 (File No. 333-294971) declared effective on May 6, 2026.
The representatives of the several underwriters of the IPO were Goldman Sachs & Co. LLC, Jefferies LLC and William Blair & Company, L.L.C.
The proceeds from the IPO were used for the purchase of 8,888,889 newly issued LP units in Holdings LP at a purchase price per LP unit equal to the initial offering price per share of Class A common stock in the IPO, less the underwriting discount. In turn, Holdings LP applied the proceeds it received from us and $1.4 million of cash on hand, (i) to repay $142.6 million of outstanding borrowings under our Credit Agreement, (ii) to pay approximately $17.5 million in cash payments to certain employees in connection with the settlement of time-based vesting incentive units, in partial satisfaction of certain transaction bonus agreements and in connection with celebratory cash awards in respect of the consummation of the IPO, including $2.6 million, $1.7 million, and $1.7 million to our Chief Executive Officer, Chief Financial Officer and Chief Operations Officer, respectively, and (iii) to pay approximately $14.9 million of expenses incurred in connection with the IPO and the related organizational transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Trading Arrangements

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Suja Life, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2026) (File No. 001-43273)

3.2	Amended and Restated Bylaws of Suja Life, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2026) (File No. 001-43273)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_______________
*    Filed herewith
**    Exhibit is furnished and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Suja Life, Inc.

Date: June 9, 2026	By:	/s/ Jeff Pedersen
Chief Financial Officer
(Authorized Officer, Principal Financial and Accounting Officer)