Form 10-Q
period 2026-06-29
SUJA LIFE, INC.
filed 2026-08-04
CIK 1934114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2026
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
(Registrant’s telephone number, including area code)

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
Yes ☒   No ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of July 31, 2026, the registrant had 23,788,700 shares of Class A common stock, par value $0.0001 per share, outstanding and 14,836,312 shares of Class V common stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Suja Life, Inc. contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to expected consumer spending, macro-economic and competitive pressures, velocity rates, marketing and distribution initiatives and their benefits, growth rates and future financial results, estimated costs, expenditures, cash flows, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•an overall decline in the health of the economy and other factors impacting consumer spending;
•a reduction in demand for and sales of our cold-pressed juices, wellness shots and functional sodas or a decrease in consumer demand for such products generally;
•strong competition in the food and beverage retail industry;
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
•the seasonal nature of our business, which may cause our quarterly results to fluctuate and may not be indicative of full-year performance;
•any damage or disruption at our production facilities in Oceanside, California, where our products are primarily manufactured;
•our ability to quickly respond to new trends by introducing new products or successfully improving existing products;
•our ability to develop and maintain our brands and company image;
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
•potential litigation that could have an adverse effect on our business; and
•other factors set forth under “Risk Factors” in our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) under Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on May 8, 2026 (the “Prospectus”) in connection with our initial public offering (“IPO”).

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUJA LIFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except unit and share data)

	June 29, 2026	December 29, 2025
Assets
Current Assets
Cash	$20,585	$31,015
Restricted cash	1,010	1,010
Trade receivables, net	14,464	14,081
Inventories	23,680	22,412
Prepaid expenses and other current assets	3,627	2,636
Total current assets	63,366	71,154
Property and equipment, net	55,354	45,671
Operating lease right-of-use assets, net	25,361	23,387
Trade name and other intangible assets, net	167,849	178,463
Goodwill	106,201	106,201
Other assets	899	701
Deferred transaction costs	—	2,536
Total assets	$419,030	$428,113
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$15,906	$19,408
Accrued expenses	11,998	19,563
Accrued compensation	10,619	14,596
Current portion of operating lease obligations	2,812	2,450
Current portion of finance lease obligations	36	110
Short-term debt	—	2,740
Total current liabilities	41,371	58,867
Long-term operating lease obligations	25,706	24,051
Long-term finance lease obligations	80	98
Long-term debt, net	162,951	301,157
Deferred tax liabilities, net	—	11,370
Total liabilities	230,108	395,543
Commitments and Contingencies (Note 9)
Equity
Unlimited Class A Units authorized, no par value, zero and 222,881 units issued and outstanding as of June 29, 2026 and December 29, 2025, respectively	—	—
Unlimited Class B Units authorized, no par value, zero and 18,680 units issued and outstanding as of June 29, 2026 and December 29, 2025, respectively	—	—
Unlimited Class C Units, no par value, zero and 200 units issued and outstanding as of June 29, 2026 and December 29, 2025, respectively	—	—
Zero and 4,840 Class D Units, no par value, issued and outstanding as of June 29, 2026 and December 29, 2025, respectively	—	—
Unlimited Class E Units authorized, no par value, zero and 1,434 units issued and outstanding as of June 29, 2026 and December 29, 2025, respectively	—	—
Unlimited Class F Units, no par value, zero and 1,000 units issued and outstanding as of June 29, 2026 and December 29, 2025, respectively	—	—
Preferred stock, $0.0001 par value per share - 50,000,000 shares authorized; zero shares issued and outstanding as of June 29, 2026 and December 29, 2025	—	—
Class A common stock, $0.0001 par value per share - 500,000,000 shares authorized; 23,788,700 and zero shares issued and outstanding as of June 29, 2026 and December 29, 2025, respectively	2	—
Class V common stock, $0.0001 par value per share - 100,000,000 shares authorized; 14,836,312 and zero shares issued and outstanding as of June 29, 2026 and December 29, 2025, respectively	1	—
Additional paid-in capital	199,244	144,712
Noncontrolling interest	71,280	—
Accumulated deficit	(81,605)	(112,142)
Total partners'/stockholders’ equity	188,922	32,570
Total liabilities and partners'/stockholders’ equity	$419,030	$428,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUJA LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2026	June 30, 2025	June 29, 2026	June 30, 2025
Net sales	$83,855	$75,164	$190,913	$162,527
Cost of sales	(44,689)	(39,542)	(97,632)	(84,739)
Gross profit	39,166	35,622	93,281	77,788
Operating expenses	(34,632)	(33,756)	(72,467)	(68,430)
Transaction costs	(25,077)	—	(25,077)	—
Income (loss) from operations	(20,543)	1,866	(4,263)	9,358
Other income (expense), net	(31)	115	(39)	157
Loss on debt extinguishment	(2,273)	—	(2,273)	—
Interest expense	(5,423)	(7,491)	(12,896)	(14,937)
Loss before taxes	(28,270)	(5,510)	(19,471)	(5,422)
Provision for income taxes	472	(148)	(593)	(1,028)
Net loss	$(27,798)	$(5,658)	$(20,064)	$(6,450)
Net income (loss) attributable to Suja Life Holdings, LP and subsidiaries through the IPO organizational transactions	$(22,786)	$—	$(15,052)	$—
Net income (loss) attributable to noncontrolling interests	$(1,744)	$—	$(1,744)	$—
Net income (loss) attributable to Suja Life, Inc.	$(3,268)	$—	$(3,268)	$—

	Period from May 8, 2026 to June 29, 2026		Period from May 8, 2026 to June 29, 2026
Net loss per Class A common stock - basic and diluted	$(0.14)		$(0.14)
Weighted-average Class A common stock outstanding—basic and diluted	23,788,700		23,788,700
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUJA LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’/STOCKHOLDERS’ EQUITY (UNAUDITED)
($ in thousands, except unit and share data)

	Class A Units		Class B Units		Class C Units		Class D Units		Class E Units		Class F Units		Additional Paid-in Capital	Accumulated Deficit	Partners’ Equity
	Units	Amt	Units	Amt	Units	Amt	Units	Amt	Units	Amt	Units	Amt
Balance, Dec 30, 2024	222,881	$—	17,776	$—	200	$—	4,840	$—	1,434	$—	1,000	$—	$146,015	$(88,805)	$57,210
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(792)	(792)
Incentive compensation	—	—	—	—	—	—	—	—	—	—	—	—	111	—	111
Balance, Mar 31, 2025	222,881	$—	17,776	$—	200	$—	4,840	$—	1,434	$—	1,000	$—	$146,126	$(89,597)	$56,529
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,510)	(5,510)
Incentive compensation	—	—	1,254	—	—	—	—	—	—	—	—	—	116	—	116
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(1,810)	—	(1,810)
Balance, Jun 30, 2025	222,881	$—	19,030	$—	200	$—	4,840	$—	1,434	$—	1,000	$—	$144,432	$(95,107)	$49,325

	Class A Units		Class B Units		Class C Units		Class D Units		Class E Units		Class F Units		Additional Paid-in Capital	Accumulated Deficit	Partners’ Equity
	Units	Amt	Units	Amt	Units	Amt	Units	Amt	Units	Amt	Units	Amt
Balance, Dec 29, 2025	222,881	$—	18,680	$—	200	$—	4,840	$—	1,434	$—	1,000	$—	$144,712	$(112,142)	$32,570
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	7,734	7,734
Incentive compensation	—	—	—	—	—	—	—	—	—	—	—	—	140	—	140
Balance, Mar 30, 2026	222,881	$—	18,680	$—	200	$—	4,840	$—	1,434	$—	1,000	$—	$144,852	$(104,408)	$40,444

				Suja Life, Inc.
	Suja Life Holdings, L.P. and Subsidiaries (Prior to IPO organizational transactions)			Class A common stock		Class V common stock
	Additional Paid-in Capital	Accumulated Deficit	Partners' Equity	Shares	Amt	Shares	Amt	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Equity
Balance March 31, 2026	$144,852	$(104,408)	$40,444	—	$—	—	$—	$—	$—	$—	$40,444
Net loss prior to the IPO organizational transactions	—	(22,787)	(22,787)	—	—	—	—	—	—	—	(22,787)
Stock-based compensation recognized prior to the IPO organizational transactions	11,955	—	11,955	—	—	—	—	—	—	—	11,955
Settlement of incentive units prior to the IPO organizational transactions	(13,102)	—	(13,102)	—	—	—	—	—	—	—	(13,102)
Effect of the IPO organizational transactions on non-controlling interests	(143,705)	127,195	(16,510)	14,899,811	1	14,836,312	1	88,554	(78,338)	6,342	50
Issuance of Class A common stock in the IPO, net of underwriting discount and offering costs	—	—	—	8,888,889	1	—	—	164,778	—	—	164,779
Purchase of Holdings LP units in connection with the IPO	—	—	—	—	—	—	—	(66,682)	—	66,682	—
Adjustment to deferred taxes	—	—	—	—	—	—	—	11,526	—	—	11,526
Net loss subsequent to the IPO organizational transactions	—	—	—	—	—	—	—	—	(3,267)	(1,744)	(5,011)
Stock-based compensation subsequent to the IPO organizational transactions	—	—	—	—	—	—	—	1,068	—	—	1,068
Balance June 29, 2026	$—	$—	$—	23,788,700	$2	14,836,312	$1	$199,244	$(81,605)	$71,280	$188,922
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUJA LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Six Months Ended
	June 29, 2026	June 30, 2025
Operating activities
Net Income (Loss)	$(20,064)	$(6,450)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,753	13,840
Bad debt expense	(3)	(22)
Non-cash operating lease expense	2,233	1,933
Finance lease right-of-use amortization	70	77
Non-cash interest on financing leases	6	13
Amortization of discount on debt	434	496
Provision for excess and obsolete inventory	243	930
Stock-based compensation	13,163	227
Loss on debt extinguishment	1,260	—
Deferred taxes	156	—
Change in operating assets and liabilities
Trade receivables, net	(380)	111
Inventories	(1,511)	(7,211)
Prepaid expenses and other current assets	(991)	(1,263)
Other assets	(30)	(37)
Accounts payable	(3,294)	224
Accrued compensation	(3,977)	(3,260)
Accrued expenses	(7,565)	(716)
Deferred transaction costs	2,536	—
Operating lease obligations	(2,189)	(1,933)
Net cash used in operating activities	(5,150)	(3,041)
Investing activities
Purchase of intangible assets	(514)	(14)
Purchase of property and equipment	(13,407)	(6,395)
Net cash used in investing activities	(13,921)	(6,409)
Financing activities
Proceeds from revolving loan	—	5,000
Principal payments on financing lease obligations	(447)	(85)
Repayments of term loan	(101,626)	(1,370)
Prepayment premium on debt extinguishment	(1,013)	—
Repayments of revolver loan	(40,000)	—
Proceeds from the IPO, net underwriting discounts and offering expenses	164,829	—
Payments for settlement of incentive units	(13,102)	—
Distributions	—	(1,810)
Net cash used in financing activities	8,641	1,735
Change in cash and restricted cash	(10,430)	(7,715)
Cash and restricted cash at beginning of period	32,025	16,882
Cash and restricted cash at end of period	$21,595	$9,167
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5,916	$16,822
Cash paid for income taxes	$490	$—
Supplemental Disclosures of Non-Cash Activities
Amounts included in accounts payable for equipment purchased	$(4)	$41
Operating lease liabilities arising from obtaining operating lease assets	$3,277	$3,428
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUJA LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business and Significant Accounting Policies
Organization
Suja Life, Inc. (the “Company”) was formed as a Delaware corporation on October 8, 2025. The Company was formed for the purpose of completing a public offering and related transactions in order to carry on the business of Suja Life Holdings, L.P. and subsidiaries (the “Holdings LP”). The Company is the sole general partner of Holdings LP, and operates and controls all of the businesses and affairs of Holdings LP and its subsidiaries. The Company produces and distributes cold-pressed fresh juice for wholesale and retail sales. The Company is headquartered in Oceanside, California. The Company’s fiscal year is a 52-53 week year ending on the Monday closest to December 31 each year.
Initial Public Offering
On May 8, 2026, the Company consummated its initial public offering (“IPO”) in which 8,888,889 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), were offered at a price of $21.00 per share. The IPO resulted in gross proceeds of $186.7 million, and net proceeds of $173.6 million, after deducting the underwriting discount of $13.1 million, and before deducting offering expenses payable by the Company.
Use of proceeds
The proceeds from the IPO were used to purchase 8,888,889 newly issued Class A common units (the “LP Units”) in Holdings LP at a purchase price per LP Unit equal to the initial offering price per share of Class A common stock in the IPO, less the underwriting discounts. In turn, Holdings LP applied the proceeds it received and $1.4 million of cash on hand, (i) to repay $142.6 million of outstanding borrowings, (ii) to pay $17.5 million in cash payments to certain employees in connection with the settlement of time-based vesting incentive units, in partial satisfaction of certain transaction bonus agreements and in connection with celebratory cash awards in respect of the consummation of the IPO, and (iii) to pay $14.9 million of expenses incurred in connection with the IPO and the related organizational transactions.
Organizational Transactions
In connection with the IPO, the existing limited partnership agreement (the “LP Agreement”) of Holdings LP was amended and restated to, among other things, (i) recapitalize all existing ownership interests in Holdings LP held by the existing owners of Holdings LP into a single class of common units; and (ii) appoint the Company as the sole general partner of Holdings LP.
On May 7, 2026, the Company amended and restated its certificate of incorporation to, among other things, provide: (i) for Class A common stock, with each share of its Class A common stock entitling its holder to one vote per share on all matters presented to stockholders generally and with economic rights; and (ii) for Class V common stock, par value $0.0001 per share (“Class V common stock”), with each share of Class V common stock entitling its holder to one vote per share on all matters presented to stockholders generally with no economic rights. No shares of Class V common stock may be held by any person other than the continuing equity owners of Holdings LP and their respective permitted transferees.
In addition, the Company acquired, directly or indirectly, through a series of transactions which may have included one or more contributions, mergers, or otherwise, LP Units owned by various entities, and in exchange therefor the owners of the LP Units received, directly or indirectly, newly issued shares of Class A common stock.
In accordance with the exchange agreement entered into in connection with the organizational transactions (the “Exchange Agreement”), the holders of LP Units may exchange their LP Units, together with an equal number of shares of Class V common stock, for shares of Class A common stock on a one-for-one basis or, at the Company’s election, for cash from a substantially concurrent public offering or private sale of shares of Class A common stock (based on the price of Class A common stock in such public offering or private sale). Any shares of Class V common stock so delivered will be cancelled.
Income Taxes
Prior to the IPO, the Company conducted certain operations through wholly owned subsidiaries that were subject to U.S. federal and state income taxes. These included Vive Buyer, Inc. (“Vive”), which was acquired on October 11, 2022, and Slice Life Holdings, LLC, which was formed on December 30, 2024. As a result, the Company recorded a provision for income taxes related to these taxable entities. After the consummation of the IPO, the Company is subject to U.S.

federal, state and local income taxes with respect to its allocable share of taxable income of Holdings LP assessed at the prevailing corporate tax rates. Holdings LP operates as a limited partnership for income tax purposes. Accordingly, the Company incurs federal and state income taxes for its portion of the taxable income or loss generated by Holdings LP.
The Company accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company recognizes deferred tax assets to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all positive and negative evidence, including but not limited to future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized.
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely-than-not threshold of being sustained or if a change in facts supports a change in measurement. The Company records interest (and penalties where applicable), net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax provision. The Company did not have any uncertain tax position as of June 29, 2026.
Tax Receivable Agreement
In connection with the consummation of the IPO, the Company and Holdings LP entered into a tax receivable agreement (the “Tax Receivable Agreement or “TRA”) with certain direct or indirect owners of Holdings LP, including PSP (such persons, collectively, the “TRA Parties”), which requires the Company to pay such persons 85% of the amount of cash savings, if any, in U.S. federal, state, and local income taxes that the Company realizes or is deemed to realize in certain circumstances (computed using certain assumptions) as a result of certain tax attributes and benefits covered by the Tax Receivable Agreement. Such tax attributes and benefits include: (i) certain increases in the tax basis of assets of Holdings LP and its subsidiaries resulting from exchanges (or deemed exchanges in certain circumstances) of LP Units, together with an equal number of shares of Class V common stock, for shares of Class A common stock on a one-to-one basis or, at the Company’s election, for cash pursuant to the Exchange Agreement and certain distributions (or deemed distributions) by Holdings LP, (ii) certain tax attributes of the current or former holders of equity interests in Holdings LP, and (iii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments that the Company is required to make under the Tax Receivable Agreement. A full valuation allowance has not been recorded against the deferred tax assets because it is not more likely than not that the Company will realize the underlying tax savings that would give rise to obligations under the Tax Receivable Agreement. Accordingly, no Tax Receivable Agreement-related liability has been recorded on the consolidated balance sheet as of June 29, 2026. The Tax Receivable Agreement will be reassessed each reporting period consistent with the valuation allowance assessment. If determined that it is more likely than not that the underlying tax benefits will be realized, we will at that time record both the deferred tax asset (net of valuation allowance released) and a corresponding Tax Receivable Agreement-related liability equal to 85% of the estimated realizable tax benefit. Any such recognition would be reflected in income at the time of reassessment.
The maximum potential obligation under the Tax Receivable Agreement, assuming full realization of all covered tax attributes at current tax rates, is approximately $163.6 million based on the estimate of the aggregate amount that would be paid to the TRA Parties under the Tax Receivable Agreement as a result of the organizational transactions. Actual amounts payable, if any, will vary depending on a number of factors, including on the amount and timing of our future taxable income, the price per share of the Class A common stock at the time of any future exchanges, the extent to which such exchanges are taxable, and applicable tax rates (including changes to tax rates). In certain circumstances, the Company may be required to make an immediate payment equal to the present value of the anticipated future cash tax savings, based on certain assumptions. Such payment may be made significantly in advance of the actual realization, if any, of such future tax benefits and may be greater than or less than 85% of the actual cash tax savings ultimately realized in respect of the tax attributes that are subject to the Tax Receivable Agreement.

Common Control Reorganization
Holdings LP meets the definition of a variable interest entity (“VIE”). The Company is considered the primary beneficiary due to its sole decision-making authority with respect to, and control of, Holdings LP and its obligation to absorb losses and receive benefits from the operations of Holdings LP.
As the owners of Holdings LP prior to the IPO continue to control both the Company and Holdings LP after the IPO, the reorganization is accounted for as a reorganization of entities under common control. The condensed consolidated financial statements of the Company recognize the assets and liabilities received in the reorganization at their historical carrying amounts, reflected in the historical condensed consolidated financial statements of Holdings LP. Holdings LP is considered the predecessor of the Company for accounting purposes.
The LP Units owned by LP unitholders are considered noncontrolling interests in the condensed consolidated financial statements of the Company prior to the completion of the organizational transactions and the IPO.
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
Unless otherwise noted, any reference to a year preceded by the word “fiscal” refers to the fiscal year ended the Monday closest to December 31 for that year. For example, references to “fiscal 2026” refer to the fiscal year ended December 28, 2026 and references to “fiscal 2025” refer to the fiscal year ended December 29, 2025.
The accounting policies followed in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented in Note 1 - Nature of Business and Significant Accounting Policies to the Company’s consolidated financial statements for the year ended December 29, 2025 issued on March 20, 2026.
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.
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
Basis of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including Holdings LP. All intercompany transactions and balances have been eliminated in consolidation.

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

Fair Value Measurements
The Company follows Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The determination of fair value is based on the principal or most advantageous market in which the Company could participate and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. Also, determination of fair value assumes that market participants will consider the highest and best use of the asset.
The Company uses the hierarchy prescribed in ASC 820 for fair value measurements, based on the available inputs to the valuation and the degree to which they are observable or not observable in the market.
The three levels of the hierarchy are as follows:
Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date; and
Level 2 Inputs - Inputs are quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted prices, but that are observable for the asset or liability (e.g., interest rates; yield curves); and inputs that are derived principally from or corroborated by observable market data by correlation or by other means (i.e., market corroborated inputs); and
Level 3 Inputs - Unobservable inputs for the asset or liability used to measure fair value. These inputs reflect the Company’s own assumptions about what other market participants would use in pricing the asset or liability. These are based on the best information available and can include the Company’s own data.
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
Sales are reported net of sales, use, excise, and other similar tax amounts collected from customers and remitted to governmental authorities. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs, are accrued at time of delivery, and are included in operating expenses in the condensed consolidated statements of operations. The Company recorded $5.8 million and $4.9 million of such costs during the three months ended June 29, 2026 and June 30, 2025, respectively, and $12.7 million and $10.2 million of such costs during the six months ended June 29, 2026 and June 30, 2025, respectively.
Advertising and Marketing
Advertising and marketing costs are expensed as incurred within operating expenses on the condensed consolidated statements of operations and totaled approximately $7.9 million and $11.0 million during the three months ended June 29, 2026 and June 30, 2025, respectively, and $18.8 million and $21.0 million during the six months ended June 29, 2026 and June 30, 2025, respectively.
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, introducing changes to income tax disclosures, primarily relating to effective tax rates and cash paid for taxes. This ASU requires companies to provide an annual rate reconciliation in both dollar figures and percentages, and changes the way annual income taxes paid are disclosed by all entities, necessitating a breakdown by federal, state, and foreign jurisdictions. The standard becomes effective for public business entities for fiscal years beginning after December 15, 2024 and December 15, 2025 for all other entities. ASU 2023-09 may be applied prospectively or retrospectively, and allows for early adoption. The Company does not intend to early adopt ASU 2023-09. The impact of adoption is subject to the disclosure requirements of ASC 740, Income Taxes. The Company plans to adopt the standard for the fiscal year ended December 28, 2026.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), which was further clarified by ASU 2025-01 in January 2025. These standards enhance expense disclosures by requiring more detailed information on the types of expenses included in certain captions within the consolidated financial statements, including employee compensation, depreciation, amortization, and costs incurred related to inventory and manufacturing activities in income statement expense captions such as cost of sales and selling, general and administrative expenses. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within fiscal years beginning after December 15, 2027. The Company plans to adopt the standard for the fiscal year ended December 27, 2027. The Company will apply the new guidance on a prospective basis and expects ASU 2024-03 and ASU 2025-01 to impact only disclosures with no effect on the Company’s financial condition, results of operations or cash flows.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes all references to software development project stages so that the guidance is neutral to different software development methods. Therefore, under the ASU, software capitalization will begin when management has authorized and committed to funding the software project and when it is probable that the project will be completed and the software will be used to perform the function intended. ASU No. 2025-06 is effective for annual periods beginning after December 15, 2027. The guidance is to be applied on a prospective basis, or on a modified transition approach or a retrospective transition approach; this ASU allows for early adoption. The Company is assessing the effect of this update on its consolidated financial statements and related disclosures and does not expect to adopt early.
Note 2 — Concentration of Credit Risk
Customer concentration
The Company’s major customers are defined as those individually comprising more than 10% of net sales or trade receivables.

Customers that accounted for 10% or more of the Company’s net sales as follows:

	Three Months Ended June 29, 2026		Three Months Ended June 30, 2025
($ in thousands)	Amount ($)	% of Net Sales	Amount ($)	% of Net Sales
Customer A	$20,402	24%	$25,228	33%
Customer B	**	**	$7,172	10%
Customer C	$8,618	10%	**	**
Total	$29,020	34%	$32,400	43%

	Six Months Ended June 29, 2026		Six Months Ended June 30, 2025
($ in thousands)	Amount ($)	% of Net Sales	Amount ($)	% of Net Sales
Customer A	$55,396	29%	$51,978	32%
Total	$55,396	29%	$51,978	32%
All customers making up more than 10% of the Company’s net sales are in the Suja Core segment, while all customers have an immaterial amount of sales in the Emerging Brands segment.
Customers that accounted for 10% or more of the Company’s total trade receivables, net as follows:

	June 29, 2026		December 29, 2025
($ in thousands)	Amount ($)	% of Trade receivables, net	Amount ($)	% of Trade receivables, net
Customer A	$3,215	22%	$1,917	14%
Customer B	1,765	12%	**	**
Customer C	1,664	12%	2,158	15%
Customer D	**	**	2,109	15%
Customer E	1,572	11%	**	**
Total	$8,216	57%	$6,184	44%
___________________
**Customer receivables did not represent greater than or equal to 10% of trade receivables, net as of the dates presented.
All customers making up more than 10% of the Company’s trade receivables are in the Suja Core segment, while all customers have an immaterial amount of trade receivables in the Emerging Brands segment.
Note 3 — Inventories
Inventories consist of the following:

($ in thousands)	June 29, 2026	December 29, 2025
Ingredients and packaging	$12,314	$10,466
Finished goods	11,367	11,946
Total	$23,680	$22,412
There were no substantial or unusual impairments or disposals on inventories during the six months ended June 29, 2026 and June 30, 2025, respectively.
Note 4 — Property and Equipment, net
Property and equipment, net consists of the following:

($ in thousands)	June 29, 2026	December 29, 2025
Machinery and equipment	$52,271	$38,832
Leasehold improvements	15,182	15,415
Office furniture and equipment	1,830	1,558
Internal use software	—	275
	69,283	56,080
Less Accumulated depreciation	(24,794)	(21,457)
	44,489	34,623
Construction in progress	10,865	11,048
Total	$55,354	$45,671

Depreciation expense totaled $1.9 million and $1.3 million for the three months ended June 29, 2026 and June 30, 2025, respectively. For the three months ended June 29, 2026 and June 30, 2025, depreciation expense included in cost of sales totaled $1.7 million and $1.1 million, respectively. For the three months ended June 29, 2026 and June 30, 2025, depreciation expense included in operating expenses totaled $0.3 million and $0.3 million, respectively.
Depreciation expense totaled $3.5 million and $2.7 million for the six months ended June 29, 2026 and June 30, 2025, respectively. For the six months ended June 29, 2026 and June 30, 2025, depreciation expense included in cost of sales totaled $3.0 million and $2.2 million, respectively. For the six months ended June 29, 2026 and June 30, 2025, depreciation expense included in operating expenses totaled $0.5 million and $0.5 million, respectively.
There were no impairments on property and equipment during the three and six months ended June 29, 2026 and June 30, 2025.
Note 5 — Goodwill and Intangible Assets
Goodwill consists of the following:

($ in thousands)
Balance as of June 30, 2025	$106,201
Acquisitions/impairments	—
Balance as of December 29, 2025	$106,201
Acquisitions/impairments	—
Balance as of June 29, 2026	$106,201
Trade name and other intangible assets, net consist of the following:

	June 29, 2026			December 29, 2025
($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subject to amortization:
Customer relationships	$185,100	$(50,854)	$134,246	$185,100	$(45,252)	$139,848
Trade name	55,636	(23,818)	31,818	55,636	(21,086)	34,550
Recipes	27,441	(26,312)	1,129	27,441	(23,567)	3,874
Internal use software	914	(259)	655	239	(48)	191
Total	$269,091	$(101,243)	$167,849	$268,416	$(89,953)	$178,463
Amortization expense totaled $5.6 million and $5.6 million for the three months ended June 29, 2026 and June 30, 2025, respectively, and $11.1 million and $11.1 million for the six months ended June 29, 2026 and June 30, 2025, respectively. For the three months ended June 29, 2026 and June 30, 2025, amortization expense included in cost of sales totaled $1.4 million and $1.4 million, respectively. For the three months ended June 29, 2026 and June 30, 2025, amortization expense included in operating expenses totaled $4.2 million and $4.2 million, respectively. For the six months ended June 29, 2026 and June 30, 2025, amortization expense included in cost of sales totaled $2.7 million and $2.7 million, respectively. For the six months ended June 29, 2026 and June 30, 2025, amortization expense included in operating expenses totaled $8.4 million and $8.4 million, respectively.
As of June 29, 2026, the weighted average remaining useful lives for the customer relationships, trade name, recipes, and internal use software are 12.1, 6.0, 0.4, and 3.4 years, respectively.
Amortization expense is classified as both operating expenses and cost of sales on the condensed consolidated statements of operations. Estimated future amortization expense is as follows:

($ in thousands)	Amount
Remainder of 2026	$9,364
2027	16,905
2028	16,746
2029	16,723
2030	16,682
Thereafter	91,062
Total	$167,483

As of June 29, 2026, the Company had approximately $0.4 million of capitalized internal-use software that had not yet been placed in service and is therefore excluded from the future amortization schedule. Amortization of these costs will commence when the related software is placed in service.
Note 6 — Related-Party Transactions
Management Related Fees
During the three months ended June 29, 2026 and June 30, 2025, the Company incurred management fees of approximately $5.1 million and $0.5 million, respectively, which it paid to PSP, the Company’s principal stockholder. During the six months ended June 29, 2026 and June 30, 2025, the Company incurred management fees of approximately $6.0 million and $1.0 million, respectively. Included within the management fees for the three and six months ended June 29, 2026 are $3.7 million in management fees paid in connection with the completion of the IPO. The management agreement terminated in connection with the completion of the IPO.
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
Leases were included on the Company’s condensed consolidated balance sheets as follows:

($ in thousands)	June 29, 2026	December 29, 2025
Finance Leases:
Right-of-use assets, gross	$522	$522
Accumulated depreciation	(396)	(326)
Right-of-use assets, net(1)	$126	$196
Current portion of finance lease obligations	$36	$110
Long-term finance lease obligations	80	98
Total lease obligation	$116	$208
Weighted average remaining lease term	3.0 years	2.4 years
Weighted average discount rate	7.5%	8.0%
Operating Leases:
Right-of-use assets, net	$25,361	$23,387
Current portion of operating lease obligations	$2,812	$2,450
Long-term operating lease obligations	25,706	24,051
Total lease obligations	$28,519	$26,501
Weighted average remaining lease term	6.7 years	7.1 years
Weighted average discount rate	7.3%	7.0%
___________________
(1)Finance lease right-of-use assets, net are included in other assets on the Company’s condensed consolidated balance sheet.
The components of lease expense are as follows:

	Three Months Ended		Six Months Ended
($ in thousands)	June 29, 2026	June 30, 2025	June 29, 2026	June 30, 2025
Finance lease cost:
Amortization of right-of-use asset	$34	$38	$70	$77
Interest on lease obligations	3	6	6	13
Total finance lease cost	$37	$44	$76	$90
Operating lease cost	$1,171	$1,014	$2,233	$1,933

Short-term lease cost	$178	$180	$442	$367
Variable lease cost(1)	$374	$274	$540	$527
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

Supplemental cash flow information related to leases is as follows:

($ in thousands)	June 29, 2026	December 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2,189)	$(3,913)
Financing cash flows from finance leases	$(447)	$(170)
Future maturities of the Company’s finance and operating lease obligations as of June 29, 2026 were as follows:

($ in thousands)	Finance Leases	Operating Leases
Remainder of 2026	$22	$3,532
2027	44	4,941
2028	44	5,047
2029	20	5,233
2030	—	5,416
Thereafter	—	12,328
Total lease payments	130	36,497
Less: interest	(14)	(7,978)
	$116	$28,519
Note 8 — Accrued Expenses
Accrued expenses consisted of the following:

($ in thousands)	June 29, 2026	December 29, 2025
Inventory received not billed	$2,785	$2,627
Accrued payables	3,463	2,785
Accrued interest payable	1,363	7,153
Other accrued expenses	4,387	4,625
Accrued transaction liabilities	—	2,373
Total accrued expenses	$11,998	$19,563
Note 9 — Commitments and Contingencies
Legal contingencies
From time to time, the Company is party to certain legal proceedings. The Company accrues losses for a legal proceeding when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to reasonably estimate the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued, may exceed applicable insurance coverage and could materially affect the Company’s business, cash flows, results of operations, financial condition, and prospects.
Benefit plan
The Company has a defined contribution plan under Internal Revenue Code Section 401(k). The Company may make discretionary contributions to the plan. During the three months ended June 29, 2026 and June 30, 2025, the contributions to the plan totaled approximately $0.2 million and $0.1 million, respectively, and during the six months ended June 29,

2026 and June 30, 2025, the contributions to the plan totaled approximately $0.4 million and $0.3 million, respectively. These were recorded as part of operating expenses within the condensed consolidated statements of operations.
Letter of credit
For the six months ended June 29, 2026 and June 30, 2025, the Company had outstanding standby letters of credit totaling $1.0 million and $0.7 million, respectively, all of which expire within one year of issuance date. These instruments were issued primarily to support lease obligations and are fully secured by restricted cash deposits. The letter of credit is payable upon the occurrence of any of the following conditions: (a) the Company fails to comply with or perform its obligations under the terms and conditions of the applicable leases; (b) a case under Title 11 or other applicable bankruptcy laws is filed by or against the Company; (c) the lessor has not received a proper extension of the letter of credit; or (d) the Company fails to deliver a replacement letter of credit to the lessor.
No amounts had been drawn under this letter of credit during the six months ended June 29, 2026 and June 30, 2025.
The Company does not expect to incur any losses under the arrangement.
Note 10 — Debt
Term Loan
On August 23, 2021, the Company entered into a credit agreement with JP Morgan Chase Bank, N.A. (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) to provide an initial term loan of $120.0 million (the “Initial Term Loan”). The original Credit Agreement also provided for a revolving credit facility of $25.0 million (the “Initial Revolving Credit Facility”) with a swingline loan sublimit of $5.0 million (the “Swingline Facility”) to provide funding for working capital and general corporate purposes. The Initial Term Loan has been amended and restated on several occasions. Most recently, on May 8, 2026, the Company entered into a fifth amendment to the Credit Agreement to, among other things, facilitate the reorganization in connection with the IPO.
Revolving Credit Facility
The Third Amendment to Credit Agreement provided for a $15.0 million increase to the Initial Revolving Credit Facility (the “Revolving Credit Facility”) to provide funding for working capital and general corporate purposes. At the execution of the Third Amendment to Credit Agreement, the aggregate commitment amount of the Revolving Credit Facility totaled $40.0 million.
All outstanding principal and accrued and unpaid interest on the Term Loan is due and payable on August 23, 2029 and accrues daily interest at a per annum rate equivalent to, (i) a base rate plus the applicable margin set forth below under the caption “Base Rate Loan” or (ii) an adjusted term SOFR rate plus a term SOFR adjustment equal to 0.10%, 0.15% or 0.25%, depending on the interest period of the applicable borrowing, plus the applicable margin set forth below under the caption “Term Benchmark Loan / RFR Loan”, in each case, based upon the condensed consolidated net leverage ratio as of the most recent date of determination. All interest and applicable fees chargeable shall be computed on the basis of a three hundred and sixty (360) day year (or 365 or 366 days, as the case may be, in the case of base rate loans based on the prime rate), in each case, for the actual number of days elapsed in the period during which the interest or fees accrue. The accrued and unpaid interest on the Term Loan shall be due and payable on the earliest of maturity date, change of control, the sale of all or substantially all assets of the Company or the date of the acceleration. The Company is required to make principal payments on a quarterly basis of 0.25% of the aggregate principal amount of the Term Loan.
All outstanding principal and accrued and unpaid interest on the Revolving Credit Facility is due and payable on August 23, 2028 and accrues daily interest at a per annum rate equivalent to, (i) a base rate plus the applicable margin set forth below under the caption “Base Rate Loan” or (ii) an adjusted term SOFR rate plus a term SOFR adjustment equal to 0.10%, 0.15% or 0.25%, depending on the interest period of the applicable borrowing, plus the applicable margin set forth below under the caption “Term Benchmark Loan / RFR Loan”, in each case, based upon the condensed consolidated net leverage ratio as of the most recent date of determination. All interest and applicable fees chargeable shall be computed on the basis of a three hundred and sixty (360) day year (or 365 or 366 days, as the case may be, in the case of base rate loans based on the prime rate). The accrued and unpaid interest on the revolving loans are due and payable on the earliest of maturity date, change of control, the sale of all or substantially all assets of the Company or the date of the acceleration. The Revolving Credit Facility also has a commitment fee which accrues at a per annum rate equal to 0.50% on the average daily unused revolving commitment. All commitment fees are computed on the basis of a year of 360 days and are payable for the actual number of days elapsed (including the first day but excluding the last day). The commitment fee may be reduced based on certain calculations of the Company’s net leverage ratio.

Delayed Draw Term Loan
On January 13, 2026, the Company entered into a fourth amendment to the Credit Agreement, providing for a $15.0 million delayed draw term loan commitment. There have been no draws on this term loan as of June 29, 2026.
Debt Extinguishment in connection with the IPO
In connection with the IPO, the Company repaid a portion of its outstanding borrowings under the Credit Agreement using the net proceeds from the offering. The Company repaid approximately $101.3 million of the principal balance outstanding under the Term Loan, and $40.0 million outstanding balance under the Revolving Credit Facility. In connection with these prepayments, the Company paid a contractual prepayment premium of approximately $1.0 million and accrued interest of approximately $0.4 million.
The Company recognized a loss on extinguishment of debt of approximately $2.3 million in the second quarter of fiscal 2026, which consisted of the $1.0 million prepayment premium and approximately $1.3 million in unamortized deferred financing costs. The unamortized deferred financing costs written off were those attributed to the extinguished portion of the Term Loan. The repayment of the Revolving Credit Facility balance did not result in a write-off of related debt issuance costs, as the facility remains available for future borrowings.
Our debt instruments consisted of the following for the periods presented:

Debt Instrument ($ in thousands)	Interest Rate	Maturity Date	June 29, 2026	December 29, 2025
Term loan	Term SOFR + 5.50%	8/23/2029	$164,900	$267,540
Revolving credit facility	Term SOFR + 5.50%	8/23/2028	—	40,000
Delayed draw term loan	Prime + 4.50%	8/23/2028	—	—
Current portion of long-term debt			—	(2,740)
Total long-term debt, less current portion			164,900	304,800
Less: unamortized discount and debt issuance costs			(1,949)	(3,643)
Carrying amount of long-term debt			$162,951	$301,157
As of June 29, 2026, aggregate future principal payments required in accordance with the terms of the Term Loan, are as follows:

Fiscal Years Ending	Amount ($ in thousands)
Remainder of 2026	$—
2027	2,740
2028	2,740
2029	2,740
2030	156,680
Total	$164,900
The Company has incurred deferred financing costs of $6.9 million in total related to the Term Loan, which have been presented net of proceeds on the condensed consolidated balance sheets. The Company amortizes these costs over the life of the Term Loan which amounted to $0.2 million during both the three months ended June 29, 2026 and June 30, 2025.
The Company recognized interest expense on the Term Loans and Revolving Credit Facility of $5.2 million and $7.2 million during the three months ended June 29, 2026 and June 30, 2025, respectively. The Company has made $142.0 million and $0.7 million of principal payments on the Term Loan during the three months ended June 29, 2026 and June 30, 2025, respectively. As of June 29, 2026 and June 30, 2025, the Company had drawn none and $20.0 million, respectively, on the Revolving Credit Facility respectively. As of June 29, 2026, the Company had total debt outstanding of $164.9 million which approximates its fair value and had no borrowings outstanding under its Revolving Credit Facility, with $40.0 million of availability.
The Credit Agreement requires the Company to maintain a condensed consolidated net leverage ratio below 5.50 to 1.00 for each quarter from March 2026 through December 2026, 4.50 to 1.00 for each quarter from March 2027 through December 2027, and 3.50 to 1.00 for each quarter from March 2028 thereafter. The Company is in compliance with its debt covenant. The Company’s Term Loan and Revolving Credit Facility are secured by first-priority liens on substantially all of the assets of the Company, subject to customary exceptions and permitted liens.

Note 11 — Equity
Pre-IPO
Prior to the consummation of the IPO, under the terms of the Limited Partnership Agreement (or “LP Agreement”) adopted on August 23, 2021, as amended on February 20, 2024, each partner’s interest in Holdings LP, including such interest in allocations of profits, losses, and distributions of Holdings LP as well as the right to consent to or approve certain matters as provided in the LP Agreement, was represented by the units owned by each partner. The total units which Holdings LP had authority to issue was determined by the board of directors from time to time and consisted of an unlimited number of Class A Units, an unlimited number of Class B Units, an unlimited number of Class C Units, 4,840 Class D Units, an unlimited number of Class E Units, and an unlimited number of Class F Units, (collectively, the “Units”).
The following is a summary of Holdings LP’s capital accounts as set forth in the LP Agreement as of immediately prior to the consummation of the IPO:
Class A Units
Holdings LP issued 190,698 Class A Units at the adoption of the LP Agreement which included 188,698 Class A Units issued to funds controlled by PSP and 2,000 Class A Units issued to certain existing investors. All issued Units were those of the partnership and therefore, no non-controlling interests were established. On November 15, 2021, Holdings LP entered into a purchase agreement with a third party to sell 19,636 Class A Units for $19.6 million plus $0.4 million of transaction cost reimbursement for a total of $20.0 million. In the same transaction, PSP sold units of Holdings LP representing approximately 10.3% ownership of Holdings LP and continued to maintain control of Holdings LP with approximately 88.5% of Units.
Upon the closing of Holdings LP’s acquisition of Vive, Suja issued 32,183 units of Class A Units to Vive shareholders to partially fund the acquisition, resulting in a 14.4% ownership. PSP continued to maintain control of Holdings LP with approximately 75.8% of Units.
Holdings LP had 222,881 Class A Units issued as of December 29, 2025.
Class B Incentive Units
Holdings LP had 18,680 Class B Units issued as of December 29, 2025, of which 8,987 were time-based units and 9,693 were performance-based units. Vested Class B Units totaled 7,133 as of December 29, 2025.
Class C Incentive Units
Holdings LP had 200 Class C Units issued as of December 29, 2025, all of which were fully vested.
Class D Incentive Units
Holdings LP had 4,840 Class D performance-based incentive units issued as of December 29, 2025, all of which were fully vested.
Class E Incentive Units
On February 20, 2024, Holdings LP issued 1,434 Class E incentive units to a senior member of management, of which 717 were time-based units and 717 were performance-based units. Vested Class E Units totaled 286, as of December 29, 2025.
Class F Incentive Units
On February 20, 2024, Holdings LP issued 1,000 Class F incentive units to a senior member of management, of which all were performance-based units. No Class F Units were considered vested as of December 29, 2025.
Post-IPO
In connection with the IPO, the existing limited partnership agreement (the “LP Agreement”) of Holdings LP was amended and restated to, among other things, recapitalize all existing ownership interests in Holdings LP held by the existing owners of Holdings LP into a single class of common units.

On May 7, 2026, the Company amended and restated its certificate of incorporation to, among other things, authorize (i) 50,000,000 shares of preferred stock, par value $0.0001 per share, (ii) 500,000,000 shares of Class A common stock, and (iii) 100,000,000 shares of Class V common stock.
Class A Common Stock
Each share of Class A common stock carries one vote per share on all matters presented to stockholders generally and economic rights in the Company. Holders of Class A common stock are entitled to dividends when and if declared by the Company’s board of directors. Upon the Company’s dissolution or liquidation or the sale of all or substantially all of its assets, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, holders of Class A common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution.
Class V Common Stock
Each share of Class V common stock carries one vote per share on all matters submitted to a vote of stockholders but no economic rights. Holders of Class V common stock do not have any right to receive dividends or distributions upon the liquidation or winding up of the Company. Each share of Class V common stock was issued for nominal consideration solely to maintain voting alignment with LP units. Holders of LP Units may exchange their LP Units, together with an equal number of shares of Class V common stock, for shares of Class A common stock on a one-for-one basis or, at the Company’s election, for cash from a substantially concurrent public offering or private sale. Any shares of Class V common stock so delivered will be cancelled.
Preferred Stock
Pursuant to the Company’s amended and restated certificate of incorporation, the Company’s board of directors may issue shares of preferred stock in one or more series without stockholder approval. For each series, the Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
Note 12 — Incentive Unit Compensation
Prior to the consummation of the IPO, Holdings LP had historically maintained equity incentive plans for purposes of retaining and incentivizing certain employees of the Company. This plan was replaced by the Suja Life, Inc. 2026 Omnibus Incentive Plan (“2026 Omnibus Plan”), adopted by the Company on May 8, 2026 in connection with the IPO.
Pre-IPO equity incentive plan
Holdings LP issued Class B, Class C, Class D, Class E Units and Class F Units (collectively, the “Incentive Units”). Refer to Note 11 - Equity for further discussion on Holdings LP’s Incentive Units. Incentive unit compensation expense was recorded as part of operating expenses within the condensed consolidated statements of operations. Forfeitures were accounted for as they occurred.
Incentive unit compensation expense associated with the time-based Class B Units was recognized on a straight-line basis over the requisite service period, using the grant date fair value. The Company recognized $36 thousand of incentive unit compensation expense related to the time-based Class B Units during the three months ended June 29, 2026 and $83 thousand during the three months ended June 30, 2025. The Company recognized $0.1 million of incentive unit compensation expense related to the time-based Class B Units during the six months ended June 29, 2026 and $0.2 million during the six months ended June 30, 2025.
Incentive unit compensation expense associated with the time-based Class E Units was recognized on a straight-line basis over the requisite service period, using the grant date fair value. The Company recognized $11 thousand of incentive unit compensation expense related to the time-based Class E Units during the three months ended June 29, 2026 and $33 thousand during the three months ended June 30, 2025. The Company recognized $44 thousand of incentive unit compensation expense related to the time-based Class E Units during the six months ended June 29, 2026 and $74 thousand during the six months ended June 30, 2025.
Following the consummation of the IPO, no incentive units remained outstanding.

2026 Omnibus Incentive Plan and Incentive Unit Settlement
In connection with the IPO, the Company incurred additional compensation related costs associated with modifications to outstanding incentive units and the issuance of (i) performance-based restricted stock awards (“PBRSAs”), (ii) performance-based restricted stock units (“PSUs”) and (iii) time-based restricted stock units (“RSUs”) under the 2026 Omnibus Plan to certain employees and directors.
2026 Omnibus Plan
The 2026 Omnibus Plan authorizes the Company to issue stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock-based awards, or cash awards.
Subject to adjustment in the event of certain transactions or changes of capitalization, 4,291,668 shares of Class A common stock are reserved for issuance pursuant to awards under the 2026 Omnibus Plan (the “Share Reserve”). The Share Reserve will be increased annually on January 1 of each calendar year beginning in 2027 and ending and including January 1, 2036, by the lesser of (i) 4% of the aggregate number of shares of Class A common stock and Class V common stock outstanding on December 31 of the immediately preceding calendar year and (ii) the number of shares as determined by the Company’s board of directors.
Modifications of Pre-IPO Awards
As part of the organizational transactions described in Note 1, certain existing incentive units of Holdings LP were modified.
•3,809 unvested Class B performance-based units held by board members were modified and accelerated to fully vest upon IPO, and converted into 397,454 shares of Class A common stock, resulting in incremental compensation expense of $8.3 million recognized in transaction costs within the condensed consolidated statement of operations.
•    Unvested performance-based units held by employees made up of 5,885 Class B, 717 Class E, and 500 Class F units were modified and converted into 735,393 shares of Class A common stock subject to PBRSAs. The modification did not result in incremental compensation expense.
•875 partially vested Class B time-based units were converted into 90,464 shares of Class A common stock, and 6,745 partially and fully vested Class B and E time-based units were accelerated and subsequently settled in cash. All unrecognized grant date fair value for the unvested portion of $0.9 million was recognized as compensation cost upon acceleration and was recognized in transaction costs within the condensed consolidated statement of operations.
•1,000 Class F Units were modified, with 50% converted into PBRSAs and the remaining 50% fully accelerated and subsequently cash settled, as discussed below. The modification of the performance-based awards did not result in incremental compensation expense, while the accelerated awards resulted in $2.6 million of incremental compensation expense recognized in transaction costs within the condensed consolidated statement of operations.
Cash Settlements of Existing Awards
In connection with the IPO, 6,028 Class B, 717 Class E time-based and 500 Class F units held by certain employees were settled in cash at fair value totaling $13.1 million which was recorded against additional paid-in-capital.
Performance Awards
Performance awards include PBRSAs and PSUs, which represent the right to receive shares of the Company’s Class A common stock upon vesting. Performance awards are subject to both market conditions and performance conditions, whereby each unit vests at the earlier of achieving an EBITDA target (a performance condition), maintaining a stock price hurdle (a market condition), or achieving a MOIC stock price hurdle at the time of an investor sale (a market condition with an implied performance condition) within the requisite service period of two years. For performance awards that incorporate a market condition, the grant-date fair value is determined using a Monte Carlo simulation.

A summary of the performance awards activity and related information is below:

	Number of awards	Weighted-Average Grant Date Fair Value
Outstanding as of December 30, 2025	—	—
Granted	864,101	$14.66
Vested	—	—
Forfeited	—	—
Unvested as of June 29, 2026	864,101	$14.66
Restricted Stock Units
RSUs represent the right to receive shares of the Company’s Class A common stock upon vesting. RSUs are subject to a graded service-based vesting condition, vesting in three equal installments over three years subject generally to continued employment. RSUs to be granted to non-employee directors are subject to a service-based vesting condition, vesting at the earlier of one-year or the next annual stockholders' meeting following the grant date, subject generally to continued service. All RSU awards accelerate upon a change of control.
A summary of the RSU activity and related information is below:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 30, 2025	—	—
Granted	83,811	$21.00
Vested	—	—
Forfeited	—	—
Unvested as of June 29, 2026	83,811	$21.00
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recognized within the condensed consolidated statements of operations for the periods indicated:

(in thousands)	Three Months Ended June 29, 2026	Six Months Ended June 29, 2026
Cost of sales	$46	$46
Transaction costs	12,977	13,117
Total stock-based compensation expense	$13,023	$13,163
Stock-based compensation expense is recognized using the straight-line attribution method over the requisite service period.
The Company recognized $11.9 million of expense related to the modification of incentive units, which is included in transaction costs within the condensed consolidated statements of operations.
Unvested compensation cost related to stock-based awards of $13.3 million is expected to be recognized over a weighted average remaining period of 1.9 years.
Note 13 — Earnings Per Share
The following table sets forth the computation of basic and diluted EPS of Class A common stock and represents the period from May 8, 2026 to June 29, 2026, the period where the Company had Class A common stock and Class V common stock outstanding. Prior to the consummation of the IPO, the Company did not have a common unit of ownership and did not present earnings per share. As a result, only earnings per share for periods subsequent to the IPO are presented.

(in thousands, except per share data)	Three Months Ended June 29, 2026	Six Months Ended June 29, 2026
Numerator:
Net income (loss)	$(27,798)	$(20,064)
Less: Net income (loss) attributable to Suja Life Holdings, LP before the organizational transactions	(22,786)	(15,052)
Less: Net income (loss) attributable to noncontrolling interests	(1,744)	(1,744)
Net income (loss) attributable to Suja Life, Inc.	$(3,268)	$(3,268)
Denominator:
Weighted-average number of shares of Class A common stock	$23,789	$23,789
Net income (loss) per share - basic and diluted	$(0.14)	$(0.14)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive, or in the case of performance stock awards and units, as the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the reporting period.

	Three Months Ended June 29, 2026	Six Months Ended June 29, 2026
Restricted Stock Units	83,811	83,811
Performance Stock Awards and Units	864,101	864,101
LP Units exchangeable for Class A common stock	14,836,312	14,836,312
Total antidilutive securities	15,784,224	15,784,224
Note 14 — Non-Controlling Interests
The Company is the general partner of Holdings LP, and consolidates the financial results of Holdings LP. The Company reports a non-controlling interest representing the economic interest in Holdings LP held by the other limited partners of Holdings LP.
In connection with the Exchange Agreement entered into in connection with the IPO, the holders of LP Units may exchange their LP Units, together with an equal number of shares of Class V common stock, for shares of Class A common stock on a one-for-one basis or, at the Company’s election, for cash from a substantially concurrent public offering or private sale of shares of Class A common stock (based on the price of Class A common stock in such public offering or private sale). Any shares of Class V common stock so delivered will be cancelled.
In connection with any exchange, the Company will receive a corresponding number of LP Units, increasing the Company’s total ownership in Holdings LP. Changes in the Company’s ownership in Holdings LP, while the Company retains its controlling interest in Holdings LP will be accounted for as equity transactions in accordance with ASC 810, Consolidation.
The following table summarizes the ownership interest in Holdings LP as of June 29, 2026:

	June 29, 2026
	Holdings LP Units	Ownership %
LP Units held by Suja Life, Inc.	23,788,700	61.6%
LP Units held by non-controlling interest holders	14,836,312	38.4%
Total LP Units	38,625,012	100.0%
The weighted-average ownership percentage for the applicable reporting period is used to attribute net loss to the Company and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage for the period from May 8, 2026 to June 29, 2026 was 38.4%.

The following table summarizes the effect of changes in ownership of Holdings LP on the Company’s equity:

Three and Six Months ended June 29, 2026
Net loss attributable to Suja Life, Inc.	$(3,268)
Transfers to noncontrolling interests:
Increase in additional paid-in capital as a result of the IPO organizational transactions	88,554
Decrease in additional paid-in capital as a result of the purchase of Holdings LP units	(66,682)
Change from net loss attributable to Suja Life, Inc. and transfers to noncontrolling interests	$18,604
Note 15 — Income Taxes
Provision for Income Taxes
Prior to the consummation of the IPO, the Company conducted certain operations through wholly owned subsidiaries that were subject to U.S. federal and state income taxes. After the consummation of the IPO, the Company is subject to U.S. federal, state and local income taxes with respect to its allocable share of taxable income of Holdings LP assessed at the prevailing corporate tax rates. Holdings LP operates as a limited partnership for income tax purposes. Accordingly, the Company incurs federal and state income taxes for its portion of the taxable income or loss generated by Holdings LP. The income or losses attributable to the non-controlling interest holders are not included in the Company’s federal or state income tax returns. Consequently, the tax effects of the non-controlling interests are reflected as a permanent difference in the Company’s effective tax rate reconciliation.
The Company incurred income tax expense of $0.1 million in the pre-IPO period from December 30, 2025 through May 7, 2026. For the period from May 8, 2026 through June 29, 2026, the Company recorded income tax expense of $0.5 million. For the six months ended June 29, 2026, the Company recorded income tax provisions of $0.6 million. For the six months ended June 30, 2025, the Company recorded income tax provisions of $1.0 million. The Company’s effective tax rate was (3.0)% for the six months ended June 29, 2026, and (19.0)% for the six months ended June 30, 2025. Significant reconciling items between this effective rate and the U.S. federal statutory tax rate of 21.0% are primarily related to the absence of taxes on income allocable to non-controlling interests and a full valuation allowance recorded during the six months ended June 29, 2026.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which contains a broad range of tax reforms that amend, eliminate, and extend various tax provisions under the expiring portions of the Tax Cuts and Jobs Act. In particular, the OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The OBBBA has multiple effective dates concerning its tax provisions, with certain provisions effective in 2025 and other implemented through 2027. The Company does not expect the OBBBA to have a material impact on income taxes. The Company will continue to monitor the potential future impacts of the OBBBA, including provisions that become effective in subsequent periods, and will reflect any material changes in its accompanying consolidated financial statements
Deferred Tax Assets and Tax Receivable Agreement
The Company establishes a valuation allowance on its deferred tax assets when it believes it is more likely than not that all or a portion of these deferred tax assets will not be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent results of operations.
The initial deferred tax asset and the related valuation allowance were recorded as additional paid-in capital in the condensed consolidated balance sheets.
In connection with the consummation of the IPO, the Company entered into the TRA with the TRA Parties, which requires the Company to pay such persons 85% of the amount of cash savings, if any, in U.S. federal, state, and local income taxes that the Company realizes or is deemed to realize in certain circumstances (computed using certain assumptions) as a result of certain tax attributes and benefits covered by the TRA.
As of June 29, 2026, the total amount due under the TRA was $0.0 million.

Note 16 — Segment Information
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

	Three Months Ended June 29, 2026			Six Months Ended June 29, 2026
(In thousands)	Suja Core	Emerging Brands	Total	Suja Core	Emerging Brands	Total
Net sales from external customers	$80,827	$3,028	$83,855	$184,861	$6,052	$190,913
Intersegment revenue	1,088	—	1,088	1,999	—	1,999
Total net sales	81,915	3,028	84,943	186,860	6,052	192,912
Elimination of intersegment revenue			(1,088)			(1,999)
Consolidated net sales			$83,855			$190,913

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(In thousands)	Suja Core	Emerging Brands	Total	Suja Core	Emerging Brands	Total
Net sales from external customers	$73,286	$1,878	$75,164	$158,493	$4,034	$162,527
Intersegment revenue	1,292	—	1,292	2,498	—	2,498
Total net sales	74,578	1,878	76,456	160,991	4,034	165,025
Elimination of intersegment revenue			(1,292)			(2,498)
Consolidated net sales			$75,164			$162,527
Adjusted EBITDA is a measure of the Company’s profit before the recognition of interest, depreciation, amortization, taxes and other adjustments which are described in the table below. The CODM receives information on cost of sales and marketing expense which are considered significant expenses.
The Company’s financial data by segment is presented in the tables below for the three months ended June 29, 2026 and June 30, 2025, which includes a reconciliation of the Company’s measure of profit and loss back to loss before taxes.

The Company does not present asset information for its segments as this information is not used to allocate resources. The measure of segment assets is reported on the condensed consolidated balance sheet as total condensed consolidated assets.

Three Months Ended June 29, 2026 (In thousands)	Suja Core	Emerging Brands	Elimination of Intersegment Revenue and Expense	Total
Net sales from external customers	$80,827	$3,028	$—	$83,855
Intersegment revenue	1,088	—	(1,088)	—
Cost of sales (exclusive of depreciation and amortization expense)	(39,900)	(1,694)	—	(41,595)
Marketing	(7,318)	(740)	—	(8,057)
Other segment items(1)	(18,708)	(1,935)	1,088	(19,555)
Adjusted EBITDA	$15,989	$(1,341)	$—	$14,648
Depreciation				(1,939)
Amortization				(5,622)
Interest expense				(5,423)
Stock-based compensation				(1,114)
Non-recurring costs(2)				(167)
Sponsor costs(3)				(1,303)
Transaction costs(4)				(25,077)
Loss on debt extinguishment				(2,273)
Loss before taxes				$(28,270)

Three Months Ended June 30, 2025 (In thousands)	Suja Core	Emerging Brands	Elimination of Intersegment Revenue and Expense	Total
Net sales from external customers	$73,286	$1,878	$—	$75,164
Intersegment revenue	1,292	—	(1,292)	—
Cost of sales (exclusive of depreciation and amortization expense)	(35,523)	(1,571)	—	(37,094)
Marketing	(7,674)	(3,901)	—	(11,575)
Other segment items(1)	(15,846)	(2,177)	1,292	(16,731)
Adjusted EBITDA	$15,535	$(5,771)	$—	$9,764
Depreciation				(1,330)
Amortization				(5,579)
Interest expense				(7,491)
Stock-based compensation				(116)
Non-recurring costs(2)				(360)
Sponsor costs(3)				(398)
Profit before taxes				$(5,510)
____________
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
(2)Non-Recurring Costs - Includes consulting fees related to one-time system improvements, transaction bonuses, and one-time transition costs incurred to transition to a new storage facility.
(3)Sponsor Costs - Includes fees paid in cash to the Company’s sponsor which will not recur subsequent to the IPO.
(4)Transaction Costs - Consists of non-recurring costs directly attributable to the IPO, including IPO-related professional fees and expenses, equity-based compensation costs incurred as a result of the acceleration and modification of equity awards in connection with the IPO, one-time IPO-related transaction bonuses, and investor relations and travel expenses. These items are non-recurring in nature and do not reflect the Company’s ongoing operating performance.
The Company’s financial data by segment is presented in the tables below for the six months ended June 29, 2026 and June 30, 2025, which includes a reconciliation of the Company’s measure of profit and loss back to loss before taxes.

Six Months Ended June 29, 2026 (In thousands)	Suja Core	Emerging Brands	Elimination of Intersegment Revenue and Expense	Total
Net sales from external customers	$184,861	$6,052	$—	$190,913
Intersegment revenue	1,999	—	(1,999)	—
Cost of sales (exclusive of depreciation and amortization expense)	(88,720)	(3,140)	—	(91,861)
Marketing	(17,082)	(2,166)	—	(19,248)
Other segment items(1)	(38,173)	(3,960)	1,999	(40,134)
Adjusted EBITDA	$42,885	$(3,214)	$—	$39,671
Depreciation				(3,498)
Amortization				(11,241)
Interest expense				(12,896)
Stock-based compensation				(1,254)
Non-recurring costs(2)				(848)
Sponsor costs(3)				(2,055)
Transaction costs(4)				(25,077)
Loss on debt extinguishment				(2,273)
Loss before taxes				$(19,471)

Six Months Ended June 30, 2025 (In thousands)	Suja Core	Emerging Brands	Elimination of Intersegment Revenue and Expense	Total
Net sales from external customers	$158,493	$4,034	$—	$162,527
Intersegment revenue	2,498	—	(2,498)	—
Cost of sales (exclusive of depreciation and amortization expense)	(76,885)	(2,941)	—	(79,826)
Marketing	(16,838)	(6,037)	—	(22,875)
Other segment items(1)	(32,977)	(4,534)	2,498	(35,013)
Adjusted EBITDA	$34,291	$(9,478)	$—	$24,813
Depreciation				(2,682)
Amortization				(11,157)
Interest expense				(14,937)
Stock-based compensation				(227)
Non-recurring costs(2)				(491)
Sponsor costs(3)				(741)
Profit before taxes				$(5,422)
____________
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
(2)Non-Recurring Costs - Includes consulting fees related to one-time system improvements, transaction bonuses, and one-time transition costs incurred to transition to a new storage facility.
(3)Sponsor Costs - Includes fees paid in cash to the Company’s sponsor which will not recur subsequent to the IPO.
(4)Transaction Costs - Consists of non-recurring costs directly attributable to the IPO, including IPO-related professional fees and expenses, equity-based compensation costs incurred as a result of the acceleration and modification of equity awards in connection with the IPO, one-time IPO-related transaction bonuses, and investor relations and travel expenses. These items are non-recurring in nature and do not reflect the Company’s ongoing operating performance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to our management. Actual results could differ materially from those discussed or implied by the forward-looking statements, as a result of various factors including those discussed below and in the section entitled “Forward-Looking Statements” included in this Quarterly Report on Form 10-Q and the sections entitled “Forward-Looking Statements” and “Risk Factors” included in the Prospectus. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Notwithstanding current macro-economic and competitive pressures on consumer spending and our categories, we believe our portfolio of brands, innovation leadership, operational excellence, and strong retail partnerships position us to continue to capture significant growth in the long-term as functional beverages continue to transition from early adoption to mainstream consumption.
Initial Public Offering
On May 8, 2026, we consummated our IPO of 8,888,889 shares of our Class A common stock at a public offering price of $21.00 per share, resulting in proceeds to us of approximately $173.6 million, less $13.1 million of underwriting discounts and commissions but before offering expenses payable by us.
In connection with the IPO, the Company completed the organizational transactions described in Note 1 of the condensed consolidated financial statements included herein.
As a result of the IPO, we incurred additional compensation related costs associated with modifications to incentive units outstanding prior to the IPO, and the issuance of (i) new performance-based restricted stock, (ii) performance-based restricted stock units and (iii) time-based restricted stock units under the Suja Life, Inc. 2026 Omnibus Incentive Plan (the “Omnibus Plan”) to certain of our employees and directors. Some of these actions are described in more detail in in Note 12 of the condensed consolidated financial statements included herein.
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
The Emerging Brands segment began producing and distributing products in December of fiscal 2024. For the three and six months ended June 29, 2026 and June 30, 2025, Emerging Brands’ products consist of healthy functional sodas sold under the Slice brand.
Key Factors Affecting Our Performance
We believe that the performance of our business and our future success depend upon several critical factors. While each presents significant opportunities, they also pose important challenges that we must successfully address to sustain growth and improve our results of operations.

Accelerating Adoption of Better-For-You Products
Consumer adoption of natural healthy beverages has accelerated as wellness becomes a universal priority, although category growth has moderated more recently. According to a Company survey conducted in September 2025, approximately 80% of consumers are constantly seeking beverages that are healthier, 82% of consumers want beverages with lower sugar, 90% of consumers desire additional functional benefits from their beverages, and 77% of consumers are willing to pay more for “beverages that are better for them,” demonstrating significant demand for wellness solutions.
We believe we have substantial opportunity to expand our consumer base and increase purchase frequency through broader distribution, optimized retail placement, and focused marketing efforts that communicate our functional benefits to target consumers. We believe targeted marketing investments can effectively capture this demographic and drive increased household adoption.
Increasing Velocity Through User Growth and Purchase Frequency
Our growth strategy focuses, in part, on both expanding our user base and increasing the frequency with which existing consumers purchase our products. As consumers integrate functional beverages into their daily wellness routines, purchase occasions may multiply across different dayparts and use cases. We seek to drive velocity growth through product innovation that creates new consumption occasions, strategic merchandising that increases visibility at retail, and consumer education that reinforces habitual usage patterns. Our role as category captain enables us to optimize shelf placement and promotional strategies that drive trial and repeat purchase. Additionally, our multi-brand portfolio allows us to drive cross-purchase of brands as consumers select products and brands aligned with their specific wellness needs. For customers tracked in a Nielsen report for the thirteen weeks ended June 27, 2026 (which represent less than half of our total net sales), our velocity rates declined in Q2 relative to the prior-year period. We expect this headwind to persist in the third quarter of 2026.
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
Our innovation efforts focus on three strategic priorities: enhancing formulations and nutritional profiles of existing products, creating new offerings within established categories, and expanding into adjacent wellness segments such as our endeavor with Slice. We continue investing in innovation across our portfolio, with 11.6% of net sales growth for the three months ended June 29, 2026, when compared to the three months ended June 30, 2025 coming from our new SKUs. Our vertically integrated manufacturing platform enables rapid innovation cycles, bringing new products to market in weeks rather than months while maintaining superior quality standards. This speed-to-market advantage allows us to capitalize on emerging wellness trends often ahead of competitors.
Strategic M&A Accelerating Platform Growth
We have established ourselves as a strategic acquirer of choice in the Natural Health Beverage market, with a demonstrated track record of identifying and integrating premium brands that benefit from our platform capabilities. Our acquisition strategy focuses on brands with strong consumer loyalty, differentiated positioning, and proven product-market fit that can leverage our manufacturing scale, distribution relationships, and category insights to accelerate growth while improving margins.

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
Economic and Competitive Conditions
Consumer demand for our products is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, recession and fears of recession, unemployment, minimum wages, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, and economic pressures have recently caused consumers to change how and where they spend. Functional and other specialty beverages in particular may be, and have been, more susceptible to discretionary consumer spending levels. In addition, competitors have been lowering prices and increasing promotional activity as a result of shoppers seeking value, which we expect will impact our results in the third quarter of 2026.
Impact of Seasonality
Seasonality can influence our results of operations from quarter to quarter. We tend to generate a higher percentage of our annual net sales in the first and fourth quarters of each year. In the first quarter, consumers tend to focus their purchases more heavily on healthy and functional beverages to support “new year, new you” and “back to health” trends, while in the fourth quarter, consumers tend to focus their purchases more heavily on immunity and staying healthy in the cold and flu season.
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
We have historically experienced substantial growth in net sales since inception. The following factors and trends in our business have driven net sales growth over this period and are expected to continue to be key drivers of our net sales growth for the foreseeable future:
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
Operating Expenses
Operating expenses include marketing expenses, sales expenses, amortization expenses, and general and administrative expenses. Selling and marketing expenses consist primarily of costs incurred marketing and ensuring on-shelf availability of our products and are primarily driven by investments to grow our business and acquire and retain customers. General and administrative expense includes payroll, employee benefits, incentive unit compensation, finance, information technology, human resources and other administrative-related personnel, as well as general overhead costs of the business, including research and development for new innovations, rent and related facilities and maintenance costs, freight costs, depreciation and amortization and legal, accounting and professional fees. We expect operating expenses to increase as we continue to scale our operations to meet our product demand, continue to build our product portfolio, and add personnel to our sales and marketing organization. We also incur additional costs associated with operating as a public company, including increased expenses related to legal, audit, accounting, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other administrative and professional services.
Initial Public Offering - Transaction Costs and Loss on Debt Extinguishment
As a result of the consummation of our IPO, the Company recognized certain costs that are typically categorized as operating expenses within the Transaction costs financial statement line item. These costs consisted of non-recurring costs directly attributable to the IPO, including IPO-related professional fees and expenses, equity-based compensation costs incurred as a result of the acceleration and modification of equity awards in connection with the IPO, one-time IPO-related transaction bonuses, and investor relations and travel expenses.
Further, as part of the IPO, the Company also recognized a loss on debt extinguishment as a portion of the proceeds from the IPO were used to repay $142.6 million of outstanding borrowings under the Credit Agreement. The repayment represented a partial extinguishment of the Term Loan, including separately identified debt issuance costs and contractual prepayment premiums, and a repayment of then outstanding borrowings under the Revolver Credit Facility.
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
Results of Operations
Comparison of the Three and Six Months Ended June 29, 2026 and June 30, 2025
The following table summarizes our unaudited condensed consolidated statements of operations for each of the periods indicated. The comparisons of our historical results are not necessarily indicative of the results that may be expected in the future, and the quarter-to-quarter comparisons are not necessarily indicative of the results to be expected for the full year or any other period. Our operations are primarily driven by the Suja Core segment given that the Emerging Brands segment has not yet had a significant impact on our overall business performance.

	Three Months Ended		Change	Change	Six Months Ended		Change	Change
($ in thousands)	June 29, 2026	June 30, 2025	($)	(%)	June 29, 2026	June 30, 2025	($)	(%)
Net sales	$83,855	$75,164	8,691	11.6%	$190,913	$162,527	28,387	17.5%
Cost of sales	(44,689)	(39,542)	(5,147)	13.0%	(97,632)	(84,739)	(12,893)	15.2%
Gross profit	39,166	35,622	3,544	9.9%	93,281	77,788	15,493	19.9%
Operating expenses	(34,632)	(33,756)	(876)	2.6%	(72,467)	(68,430)	(4,038)	5.9%
Transaction costs	(25,077)	—	(25,077)	*	(25,077)	—	(25,077)	*
Income (loss) from operations	(20,543)	1,866	(22,410)	(1,200.6)%	(4,263)	9,358	(13,621)	(145.6)%
Other income (expense), net	(31)	115	(146)	(127)%	(39)	157	(197)	(125)%
Loss on debt extinguishment	(2,273)	—	(2,273)	*	(2,273)	—	(2,273)	*
Interest expense	(5,423)	(7,491)	2,068	(27.6)%	(12,896)	(14,937)	2,041	(13.7)%
Loss before taxes	(28,270)	(5,510)	(22,760)	413.1%	(19,471)	(5,422)	(14,049)	259%
Provision for income taxes	472	(148)	621	(418)%	(593)	(1,028)	436	(42.4)%
Net income (loss)	$(27,798)	$(5,658)	(22,140)	(391.3)%	$(20,064)	$(6,450)	(13,614)	(211.1)%
Adjusted EBITDA	$14,648	$9,764	4,884	50.0%	$39,671	$24,813	14,858	59.9%
___________________
*Not meaningful
Net Sales
The following table provides a comparative summary of the Company’s net sales:

	Three Months Ended		Change	Change	Six Months Ended		Change	Change
($ in thousands)	June 29, 2026	June 30, 2025	($)	(%)	June 29, 2026	June 30, 2025	($)	(%)
Net sales
Suja Core	$81,915	$74,578	$7,337	9.8%	$186,860	$160,991	$25,869	16.1%
Emerging Brands	3,028	1,878	1,150	61.2%	6,052	4,034	2,018	50.0%
Elimination of intersegment revenue	(1,088)	(1,292)	204	(15.8)%	(1,999)	(2,498)	499	(20.0)%
Total net sales	$83,855	$75,164	$8,690	11.6%	$190,913	$162,527	$28,385	17.5%
On a consolidated basis, net sales increased by $8.7 million, or 11.6% to $83.9 million for the three months ended June 29, 2026, from $75.2 million for the three months ended June 30, 2025. On a consolidated basis, net sales increased by $28.4 million, or 17.5% to $190.9 million for the six months ended June 29, 2026, from $162.5 million for the six months ended June 30, 2025. The increase in net sales was primarily driven by higher volumes within the Suja Core Segment and Emerging Brands Segment due to increased consumer demand.
Suja Core Segment
Net sales for Suja Core were $81.9 million for the three months ended June 29, 2026, an increase of $7.3 million, or 9.8%, from $74.6 million for the three months ended June 30, 2025. This increase was primarily driven by a 6.9% increase in selling units shipment volume attributable to growth in Suja Single Serve Juice and Suja and Vive Shots reflecting expanded distribution of new products and improved consumer takeaway across several key retail customers. In addition, multi-pack consumer purchases, particularly within the Suja and Vive Shots portfolio, grew at a faster rate than single-serve purchases, resulting in a slightly higher average price per selling unit. Growth in the quarter versus prior year was partially offset by slightly unfavorable shipment timing at the beginning of the three months ended June 29, 2026 that benefitted the previous three months ended March 30, 2026. Net sales for Suja Core were $186.9 million for the six months ended June 29, 2026, an increase of $25.9 million, or 16.1%, from $161.0 million for the six months ended June 30, 2025. This increase was primarily driven by expanded distribution of new products, improved consumer takeaway, and more effective promotional execution with key retailers.
Emerging Brands Segment
Net sales for Emerging Brands were $3.0 million for the three months ended June 29, 2026, an increase of $1.1 million, or 61.2%, from $1.9 million for the three months ended June 30, 2025. This increase was primarily driven by a 72.1% increase in selling units shipment volume, reflecting expanded distribution for new products and improved consumer takeaway across several key retail customers. Net sales for Emerging Brands were $6.1 million for the six months ended June 29, 2026, an increase of $2.0 million, or 50.0%, from $4.0 million for the six months ended June 30, 2025. This increase was primarily driven by expanded distribution and improved consumer takeaway.

Cost of Sales and Gross Profit

	Three Months Ended		Change	Change	Six Months Ended		Change	Change
($ in thousands)	June 29, 2026	June 30, 2025	($)	(%)	June 29, 2026	June 30, 2025	($)	(%)
Cost of sales
Suja Core	$(42,995)	$(37,971)	$(5,024)	13.2%	$(94,492)	$(81,798)	$(12,694)	15.5%
Emerging Brands	(1,694)	(1,571)	(123)	7.9%	(3,140)	(2,941)	(199)	6.8%
Total cost of sales	(44,689)	(39,542)	(5,147)	13.0%	(97,632)	(84,739)	(12,894)	15.2%
Gross profit
Suja Core	38,920	36,607	2,313	6.3%	92,368	79,193	13,175	16.6%
Emerging Brands	1,334	307	1,027	334.6%	2,911	1,093	1,818	166.4%
Elimination of intersegment revenue	(1,088)	(1,292)	204	(15.8)%	(1,999)	(2,498)	499	(20.0)%
Total gross profit	$39,166	$35,622	$3,544	9.9%	$93,280	$77,788	$15,492	19.9%
Gross margin (percentage of net sales)
Suja Core	47.5%	49.1%		(1.6)%	49.4%	49.2%		0.2%
Emerging Brands	44.1%	16.3%		27.8%	48.1%	27.1%		21.0%
Total gross margin	46.7%	47.4%		(0.7)%	48.9%	47.9%		1.0%
Cost of Sales
On a consolidated basis, cost of sales increased $5.1 million, or 13.0%, to $44.7 million for the three months ended June 29, 2026, from $39.5 million for the three months ended June 30, 2025. On a consolidated basis, cost of sales increased $12.9 million, or 15.2%, to $97.6 million for the six months ended June 29, 2026, from $84.7 million for the six months ended June 30, 2025.
Suja Core Segment
For the three months ended June 29, 2026, the increase was driven by a $5.0 million increase of Suja Core cost of sales. Suja Core cost of sales increased as a result of the 6.9% growth in selling units shipment volume. Operational efficiency gains were offset by slightly higher input and logistics costs and unfavorable absorption timing as finished goods inventory was built during the three months ended March 30, 2026 to satisfy shipment demand in the three months ended June 29, 2026, resulting in unfavorable absorption as those goods were shipped and inventory returned to historical levels in the three months ended June 29, 2026. For the six months ended June 29, 2026, the increase was driven by a $12.7 million increase of Suja Core cost of sales. Suja Core cost of sales increased as a result of the 7.7% growth in selling units shipment volume. Operational efficiency gains were partially offset by slightly higher input and logistics costs and unfavorable package mix as multi-pack consumer purchases, particularly within the Suja and Vive Shots portfolio, grew at a faster rate than single-serve purchases. Multi-packs have higher manufacturing and packaging costs than single-serve packages.
Emerging Brands Segment
Cost of sales for Emerging Brands was $1.7 million for the three months ended June 29, 2026 and $1.6 million for the three months ended June 30, 2025. Cost of sales for Emerging Brands was $3.1 million for the six months ended June 29, 2026 and $2.9 million for the six months ended June 30, 2025. In each case, lower finished goods costs per unit, driven by the absence of one-time startup costs incurred in fiscal 2025 and reduced input costs from sourcing efficiencies, nearly offset all cost increases associated with increased net sales.
Gross Profit
On a consolidated basis, gross profit increased by $3.5 million, or 9.9% to $39.2 million for the three months ended June 29, 2026, from $35.6 million for the three months ended June 30, 2025. On a consolidated basis, gross profit increased by $15.5 million, or 19.9%, to $93.3 million for the six months ended June 29, 2026, from $77.8 million for the six months ended June 30, 2025.
Suja Core Segment
For the three months ended June 29, 2026, Suja Core gross profit increased by $2.3 million, which increase was driven by an increase in Suja Core selling units volume from expanded distribution and improved consumer takeaway. Gross margin was 47.5% for the three months ended June 29, 2026 and 49.1% for the three months ended June 30, 2025 as operational efficiency gains were offset by unfavorable absorption timing and slightly higher input and logistics costs. For the six months ended June 29, 2026, Suja Core gross profit increased by $13.2 million, which increase was driven by an increase in Suja Core selling units volume and improved absorption from higher production volume. Gross margin was 49.4% for the six months ended June 29, 2026 and 49.2% for the six months ended June 30, 2025. This was due to more effective promotional execution and unfavorable multi-pack package mix as multi-packs have higher manufacturing and packaging costs than single-serve packages.
Emerging Brands Segment
For the three months ended June 29, 2026, Emerging Brands gross profit increased by $1.0 million, which increase was driven by growth in Emerging Brands selling units volume from increased distribution and improved consumer takeaway. The average cost of sales per selling unit decreased 41% from sourcing efficiencies, and one-time startup costs incurred in fiscal 2025 that were not repeated in fiscal 2026, resulting in a gross margin increase to 44.1% for the three months ended June 29, 2026, compared to 16.3% for the three months ended June 30, 2025. For the six months ended June 29, 2026, Emerging Brands gross profit increased by $1.8 million driven by growth in Emerging Brands selling units volume from increased distribution and improved consumer takeaway. The average cost of sales per selling unit decreased 55% benefitting from sourcing efficiencies and one-time startup costs incurred in fiscal 2025 that were not repeated in fiscal 2026, resulting in a gross margin increase to 48.1% for the six months ended June 29, 2026, compared to 27.1% for the six months ended June 30, 2025.
Operating Expenses, Initial Public Offering - Transaction Costs and Loss on Debt Extinguishment

	Three Months Ended		Change	Change	Six Months Ended		Change	Change
($ in thousands)	June 29, 2026	June 30, 2025	($)	(%)	June 29, 2026	June 30, 2025	($)	(%)
Operating expenses	$(34,632)	$(33,756)	$(876)	2.6%	$(72,467)	$(68,430)	$(4,038)	5.9%
Transaction costs	(25,077)	—	(25,077)	*	(25,077)	—	(25,077)	*
Total operating expenses and transaction costs	$(59,709)	$(33,756)	$(25,953)	76.9%	$(97,544)	$(68,430)	$(29,115)	42.5%
Operating expenses and transaction costs for the three months ended June 29, 2026 were $59.7 million, which includes $25.1 million in one-time IPO-related transaction costs. Operating expenses were $34.6 million, an increase of $0.9 million, or 2.6% from $33.8 million for the three months ended June 30, 2025. This increase in operating expenses was primarily due to a $0.9 million increase in freight expenses, driven by increased shipment volume and a $2.9 million increase in administrative, sales, payroll, and other operating expenses primarily attributable to selling-related costs, IT efficiency project implementation costs and personnel, and public company costs, partially offset by a $3.4 million decrease in marketing spend related to general advertising, branding, shopper marketing, samples, and field marketing. Of the decrease in marketing spend, $3.2 million relates directly to the Emerging Brands segment and a $0.2 million decrease in marketing spend within the Suja Core segment.
Operating expenses and transaction costs for the six months ended June 29, 2026 were $97.5 million, which includes $25.1 million in one-time IPO-related transaction costs. Operating expenses were $72.5 million, an increase of $4.0 million, or 5.9%, from $68.4 million for the six months ended June 30, 2025. This increase in operating expenses was primarily due to a $2.5 million increase in freight expenses, driven by increased shipment volume and a $4.6 million increase in administrative, sales, payroll, and other operating expenses primarily attributable to selling-related costs, IT efficiency project implementation costs and personnel and public company costs, partially offset by a $3.5 million decrease in marketing spend related to general advertising, branding, shopper marketing, samples, and field marketing. Of the decrease in marketing spend,$3.9 million relates directly to the Emerging Brands segment, offset by a $0.4 million increase in marketing spend within the Suja Core segment.
As a result of the Company’s IPO, a total of $27.3 million costs were recognized for the three and six months ended June 29, 2026 and June 30, 2025. These costs included one-time IPO-related transaction costs of $25.1 million and loss on debt extinguishment of $2.3 million.
Interest Expense
Interest expense was $5.4 million for the three months ended June 29, 2026 compared to $7.5 million for the three months ended June 30, 2025, a decrease of $2.1 million. Interest expense was $12.9 million for the six months ended June 29, 2026 compared to $14.9 million for the six months ended June 30, 2025, a decrease of $2.0 million. Interest expense decreased between periods as IPO proceeds were used to pay down debt.

Adjusted EBITDA
Adjusted EBITDA for the three months ended June 29, 2026 was $14.6 million, an increase of $4.9 million, or 50.0%, from $9.8 million for the three months ended June 30, 2025. Adjusted EBITDA for the six months ended June 29, 2026 was $39.7 million, an increase of $14.9 million, or 59.9%, from $24.8 million for the six months ended June 30, 2025.
Suja Core Segment
Suja Core Segment Adjusted EBITDA for the three months ended June 29, 2026 was $16.0 million, an increase of $0.5 million, or 2.9%, from $15.5 million for the three months ended June 30, 2025. The increase in Suja Core Adjusted EBITDA was driven by an increase in gross profit of $2.3 million, or 6.3%, as described above, offset by a $1.9 million decrease in other segment items. Other segment items include marketing costs, personnel costs comprised of sales commissions and bonuses, logistical costs to distribute products, and other general and administrative costs.
Suja Core Segment Adjusted EBITDA for the six months ended June 29, 2026 was $42.9 million, an increase of $8.6 million, or 25.1%, from $34.3 million for the six months ended June 30, 2025. The increase in Suja Core Adjusted EBITDA was driven by an increase in gross profit of $13.2 million, or 16.6%, as described above, offset by a $4.6 million increase in other segment items. Other segment items include marketing costs, personnel costs comprised of sales commissions and bonuses, logistical costs to distribute products, and other general and administrative costs.
Emerging Brands Segment
Emerging Brands Segment Adjusted EBITDA loss for the three months ended June 29, 2026 was $1.3 million, compared to $5.8 million for the three months ended June 30, 2025, with the loss decreasing by $4.4 million period over period. The decrease in loss was driven by an increase in gross profit of $1.0 million, as described above, and a $3.4 million decrease in other segment items, driven by reduced marketing spend.
Emerging Brands Segment Adjusted EBITDA loss for the six months ended June 29, 2026 was $3.2 million, compared to $9.5 million for the six months ended June 30, 2025, with the loss decreasing by $6.3 million period over period. The decrease in loss was driven by an increase in gross profit of $1.8 million, as described above, and a $4.4 million decrease in other segment items, driven by reduced marketing spend.
Provision for Income Taxes
The Company calculates its tax provision in interim periods in accordance with ASC 740, Income Taxes, using an estimated annual effective tax rate adjusted for discrete items as applicable. The Company incurred income tax expense of $0.1 million in the pre-IPO period from December 30, 2025 through May 7, 2026. For the period from May 8, 2026 through June 29, 2026, the Company recorded income tax expense of $0.5 million. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to the organizational transactions in connection with the IPO and the recording of a full valuation allowance in the second quarter of fiscal 2026.
For the six months ended June 29, 2026, the Company recorded income tax provisions of $0.6 million. For the six months ended June 30, 2025, the Company recorded income tax provisions of $1.0 million. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to the organizational transactions in connection with the IPO and the recording of a full valuation allowance in the second quarter of fiscal 2026. The decrease in the tax provision was primarily due to organizational transactions in connection with the IPO and the recording of a full valuation allowance in the second quarter of fiscal 2026.
Non-GAAP Financial Measures
We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results, and provides additional insight and transparency into how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. We believe the non-GAAP measures should always be considered along with, and not as substitutes for, the related GAAP financial measures. These non-GAAP financial measures have limitations, including that they may be calculated differently by other companies, including companies in our industry, or may be used under different circumstances or for different purposes, thereby affecting their comparability from company to company. Our non-GAAP financial measures should not be considered in isolation or as alternatives to gross profit, income (loss) from operations, net cash provided used in operating activities or any other measure of financial performance calculated and presented in accordance with GAAP. We have provided the reconciliations between the GAAP and non-GAAP financial measures below.
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
The following table reconciles Segment and Adjusted EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended		Change	Change	Six Months Ended		Change	Change
($ in thousands)	June 29, 2026	June 30, 2025	($)	(%)	June 29, 2026	June 30, 2025	($)	(%)
Suja Core Segment Adjusted EBITDA	$15,989	$15,535	454	2.9%	$42,885	$34,291	8,594	25.1%
Emerging Brands Segment Adjusted EBITDA	$(1,341)	$(5,771)	4,430	76.8%	$(3,214)	$(9,478)	6,264	66.1%
Total Segment Adjusted EBITDA	$14,648	$9,764			$39,672	$24,813

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP performance measures:

	Three Months Ended		Six Months Ended
($ in thousands)	June 29, 2026	June 30, 2025	June 29, 2026	June 30, 2025
EBITDA and Adjusted EBITDA:
Net income (loss)	(27,798)	(5,658)	(20,064)	(6,450)
Provision for income taxes	(472)	148	593	1,028
Interest expense	5,423	7,491	12,896	14,937
Depreciation and amortization	7,561	6,909	14,739	13,839
EBITDA	(15,286)	8,890	8,164	23,354
Incentive unit compensation	1,114	116	1,254	227
Non-recurring costs (1)	167	360	848	491
Sponsor costs (2)	1,303	398	2,055	741
Transaction costs (3)	25,077	—	25,077	—
Loss on debt extinguishment	2,273	—	2,273	—
Adjusted EBITDA	14,648	9,764	39,671	24,813
Net income (loss) margin	(33.2)%	(7.5)%	(10.5)%	(4.0)%
Adjusted EBITDA margin	17.5%	13.0%	20.8%	15.3%
EBITDA margin	(18.2)%	11.8%	4.3%	14.4%
___________________
(1)Non-Recurring Costs - for the three and six months ended June 29, 2026 consists of one-time costs relating to corporate strategy, executive recruiting and consulting relating to the IPO. For the three and six months ended June 30, 2025, it consists of consulting fees related to one-time system improvements, transaction bonuses, and other one-time transition costs.
(2)Sponsor Costs - Includes fees paid in cash to the Company’s sponsor which will not recur subsequent to the IPO.
(3)Transaction Costs - Consists of non-recurring costs directly attributable to the Company's IPO, including IPO-related professional fees and expenses, equity-based compensation costs incurred as a result of the acceleration and modification of equity awards in connection with the IPO, one-time IPO-related transaction bonuses, roadshow and investor relation expenses, travel and logistical expenses related to IPO launch activities including NASDAQ listing events. These items are non-recurring in nature and do not reflect the Company's ongoing operating performance.
Liquidity and Capital Resources
General
We are a holding company with no operations of our own, and as such, we will depend on our subsidiaries for cash to fund all of our operations and expenses. We will depend on the payment of distributions by our current and future subsidiaries. The terms of the agreements governing our indebtedness, including the first lien credit agreement, dated August 23, 2021 (as amended, the “Credit Agreement”), contain certain negative covenants prohibiting certain of our subsidiaries from making cash dividends or distributions to us or to Holdings LP unless certain financial tests are met. For a discussion of those restrictions, refer to the sections entitled “Description of Certain Indebtedness” and “Risk Factors” included in the Prospectus. We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth of our business. Historically, we have financed our operations through sales of equity securities, the issuance of related party notes, and through sales of our products and borrowings under our term loan facilities (“Term Loan Facilities”). As of June 29, 2026, our principal source of liquidity was our cash of $20.6 million which does not include restricted cash, as well as the available balance of our revolving loan facility (“Revolving Credit Facility”). Restricted cash includes certificates of deposit with maturities of six months, which are required collateral for our credit cards.
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
As a result of our ownership of units in Holdings LP after the IPO, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any net taxable income of Holdings LP and will be taxed on such income at the applicable corporate tax rates. In addition to tax expenses, we will incur expenses related to our operations, including obligations to make payments under the tax receivable agreement (the “Tax Receivable Agreement”) to certain existing direct or indirect owners of Holdings LP, including PSP (such persons, collectively, the “TRA Parties”). The amounts payable, as well as the timing of any payments, under the Tax Receivable Agreement are dependent upon future events and assumptions, including the timing of unit exchanges in Holdings LP, the price of our Class A common stock at the time of each exchange, the extent to which such exchanges are taxable transactions, the amount of the exchanging Holdings LP unitholder’s tax basis in its units of Holdings LP at the time of the relevant exchange, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future, the U.S. federal, state and local income tax rates then applicable and the portion of any payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable, depletable or amortizable tax basis; however, we estimate that such payments may be substantial. We currently anticipate funding any required payments to the TRA Parties under the Tax Receivable Agreement using cash flows generated from our operations. As a result, these payments may reduce the amount of overall cash flow that would otherwise be available to us for other purposes. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, and based on certain assumptions with respect to future exchanges and other items, we expect that future payments under the Tax Receivable Agreement relating to unit exchanges in Holdings LP (either in connection with the IPO or in the future) to be approximately $121.8 million and to range from approximately $0.0 million to $10.7 million per year, with estimated total payments of approximately $147.2 million. Further, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that future payments under the Tax Receivable Agreement relating to the utilization of certain pre-IPO tax attributes acquired in the organizational transactions to be approximately $25.4 million and to range from approximately $0.0 million to $2.6 million per year. As a result, we expect that aggregate payments under the Tax Receivable Agreement over this 35-year period will range from approximately $0.0 million to $11.9 million.
Indebtedness
Credit Agreement
The Credit Agreement provides for a $120 million initial term loan facility (the “Initial Term Loan Facility”) and $25 million Revolving Credit Facility. On December 8, 2021, we entered into a first amendment to the Credit Agreement, providing for certain technical amendments to the Credit Agreement. On October 11, 2022, we entered into a second amendment to the Credit Agreement providing for an additional $42 million second amendment term loan facility (the “Second Amendment Term Loan Facility”). On October 31, 2024, we entered into a third amendment to the Credit Agreement, providing for an additional $112 million third amendment term loan facility (the “Third Amendment Term Loan Facility”) and a $15 million increase in the commitments in respect of the Revolving Credit Facility. On January 13, 2026, we entered into a fourth amendment to the Credit Agreement, providing for an additional $15 million fourth amendment delayed draw term loan facility (the “Fourth Amendment Delayed Draw Term Loan Facility”). The Initial Term Loan Facility had an upfront fee discount of 2.0% of the aggregate principal amount of the commitments and 2.0% of the aggregate principal amount of the Revolving Credit Facility as of the borrowing date. The Second Amendment Term Loan Facility had a fee discount of 2.0% of the aggregate principal amount of the commitments under the Second Amendment Term Loan Facility. The Third Amendment Term Loan Facility had an upfront fee discount of 1.50% of the aggregate principal amount of the commitments under the Third Amendment Term Loan Facility. The Fourth Amendment Delayed Draw Term Loan Facility had an upfront fee discount of 0.75% of the aggregate principal amount of the commitments under the Fourth Amendment Delayed Draw Term Loan Facility. All outstanding principal and accrued and unpaid interest on the Term Loan Facilities is due and payable on August 23, 2029. All outstanding principal and accrued and unpaid interest on the Revolving Credit Facility is due and payable on August 23, 2028. All obligations under the Credit Agreement are secured by first-priority security interests in substantially all of our assets and the assets of our domestic subsidiaries, subject to permitted liens and other exceptions.
In connection with the IPO, the Company repaid a portion of its outstanding borrowings under the Credit Agreement using the net proceeds from the offering. The Company repaid approximately $101.3 million of the principal balance outstanding under the Term Loan, and $40.0 million outstanding balance under the Revolving Credit Facility. In connection with these prepayments, the Company paid a contractual prepayment premium of approximately $1.0 million and accrued interest of approximately $0.4 million.
In accordance with ASC 470-50, Debt—Modifications and Extinguishments, the Company recognized a loss on extinguishment of debt of approximately $2.3 million in the second quarter of fiscal 2026, which consisted of the $1.0 million prepayment premium and approximately $1.3 million in unamortized deferred financing costs. The unamortized deferred financing costs written off were those attributed to the extinguished portion of the Term Loan Facility. The repayment of the Revolving Credit Facility balance did not result in a write-off of related debt issuance costs, as the facility remains available for future borrowings.
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
The Credit Agreement requires us to maintain a condensed consolidated net leverage ratio below 5.50 to 1.00 for each quarter from March 2026 through December 2026, 4.50 to 1.00 for each quarter from March 2027 through December 2027, and 3.50 to 1.00 for each quarter from March 2028 thereafter. We are in compliance with our debt covenant.
As of June 29, 2026, we had $164.9 million outstanding under the Credit Agreement.
Cash Flows
The following table presents the major components of net cash flows from and used in operating, investing and financing activities for the periods indicated:

	Six Months Ended
($ in thousands)	June 29, 2026	June 30, 2025
Net cash used in operating activities	$(5,150)	$(3,041)
Net cash used in investing activities	$(13,921)	$(6,409)
Net cash provided by financing activities	$8,641	$1,735
Net decrease in cash and restricted cash	$(10,430)	$(7,715)
Operating Activities
Net cash used in operating activities was $(5.1) million for the six months ended June 29, 2026 compared to $(3.0) million for the six months ended June 30, 2025. Operating cash flows decreased primarily due to a decrease in net income of $(13.6) million and a $(3.3) million change in working capital. The decrease in working capital was primarily attributable to a $5.7 million increase in cash provided by inventories due to improved inventory turnover driven by increased sales volumes, partially offset by increases in cash used for accounts payable of $3.5 million and cash used in accrued expenses of $6.8 million, primarily due to the timing of vendor and operating expense payments associated with increased business activities, purchases, and accrued compensation expenses. The decrease in operating cash flows was offset by an increase in stock-based compensation of $12.9 million and an increase due to loss on debt extinguishment of $1.3 million.

Investing Activities
Net cash used in investing activities was $13.9 million for the six months ended June 29, 2026 compared to $6.4 million for the six months ended June 30, 2025. The change was primarily due to an increase in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $8.6 million for the six months ended June 29, 2026 compared to $1.7 million for the six months ended June 30, 2025. The change was primarily due to an increase in principal payments on finance lease obligations, particularly the repayment of a portion of the outstanding Term Loan and Revolving Credit Facility using the net proceeds from the IPO.
Contractual Obligations and Commitments
Contractual obligations for future payments as of June 29, 2026 primarily relate to lease commitments, raw material purchase obligations, and principal debt payments. Operating and financing leases represent minimum required lease payments during the noncancelable lease term. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities, and maintenance, which are not included in our estimated capital lease obligation. Our total estimated finance and operating lease obligations as of December 29, 2025 were $26.7 million, of which $2.6 million is payable within 12 months. Our total estimated finance and operating lease obligations as of June 29, 2026 were $28.6 million, of which $2.8 million is payable within 12 months.
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
We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of our fiscal year following the fifth anniversary of the date of the closing of the IPO, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years, or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
Recent Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 1 to the Company’s condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
Our exposure to interest rate risk is related primarily to our borrowing activities for our variable rate borrowing. As of June 29, 2026 and December 29, 2025, we had total outstanding debt of $164.9 million and $307.5 million under our Credit Agreement, respectively. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a 12-month period would result in a change to interest expense of approximately $1.6 million for the six months ended June 29, 2026.
Concentration of Credit Risk
Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, restricted cash, and accounts receivable. We place our cash with financial institutions with high credit quality. As of June 29, 2026 and December 29, 2025, we had $21.6 million and $32.0 million of cash on deposit or invested with our financial and lending institutions, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2026, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 29, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
In connection with the organizational transactions described in Note 1 of the condensed consolidated financial statements included herein and the IPO, in the second quarter of fiscal 2026, we issued 14,836,312 shares of Class V common stock and 47,619 shares of Class A common stock to the unitholders of Holdings LP. The shares of Class V common stock were issued on a one-to-one basis with the number of LP units owned by such holders, in exchange for nominal consideration. No underwriters were involved in these issuances.
The issuances described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving any public offering.

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

3.2	Amended and Restated Bylaws of Suja Life, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2026) (File No. 001-43273)

10.1	Director Designation Agreement, dated as of May 8, 2026, by and among Suja Life, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2026) (File No. 001-43273)

10.2	Sixth Amended and Restated Limited Partnership Agreement of Suja Life Holdings, L.P., dated as of May 7, 2026, by and among Suja Life, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2026) (File No. 001-43273)

10.3	Tax Receivable Agreement, dated as of May 7, 2026, by and among Suja Life, Inc. and the other parties named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2026) (File No. 001-43273)

10.4	Exchange Agreement, dated as of May 7, 2026, by and among Suja Life, Inc. and the other signatories party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2026) (File No. 001-43273)

10.5	Fifth Amendment to the Credit Agreement, dated as of May 8, 2026, by and among Suja Life Intermediate II, LLC, Suja Life, LLC, JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto from time to time and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2026) (File No. 001-43273)

10.6	Form of Director and Officer Indemnification Agreement between Suja Life, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 10, 2026) (File No. 333-294971)

10.7	Suja Life, Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2026) (File No. 001-43273)

10.8	Form of Performance-Based Restricted Stock Award Grant Notice under the Suja Life, Inc. 2026 Omnibus Plan (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 27, 2026) (File No. 333-294971)

10.9	Form of Non-Employee Director RSU Award Grant Notice under the Suja Life, Inc. 2026 Omnibus Plan (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the Commission on April 27, 2026) (File No. 333-294971)

10.10	Suja Life, Inc. Non-Employee Director Compensation Policy

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Suja Life, Inc.

Date: August 4, 2026	By:	/s/ Jeff Pedersen
Chief Financial Officer
(Authorized Officer, Principal Financial and Accounting Officer)