Form 10-Q
period 2026-09-28
SUJA LIFE, INC.
filed 2026-11-10
CIK 1934114

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of November 6, 2026, the registrant had 23,788,700 shares of Class A common stock, par value $0.0001 per share, outstanding and 14,836,312 shares of Class V common stock, par value $0.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of Suja Life, Inc. contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q are forward-looking statements. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to expected consumer spending, macro-economic and competitive and promotional pressures, including in the grocery channel, velocity rates, market shares, household penetration and our long-term growth opportunities, marketing distribution and other investments and initiatives and their expected benefits, our ability to manage inflationary pressures, including fuel, packaging, freight, transportation and other input costs, the timing of customer shipments, growth rates and future financial results and outlook, estimated costs, expenditures, cash flows, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:
•an overall decline in the health of the economy and other factors impacting consumer spending;
•a reduction in demand for and sales of our cold-pressed juices, wellness shots and functional sodas or a decrease in consumer demand for such products generally;
•strong competition in the food and beverage retail industry;
•reduced traffic in the grocery channel and shifts in consumer purchasing across retail channels;
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
•our indebtedness, including our ability to comply with the covenants in our credit agreement, and changes in interest rates;
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
•inflationary pressures, including increases in fuel, packaging, freight, and transportation and other input costs;
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
•increased costs of operating as a public company; and
•other factors set forth under “Risk Factors” in our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) under Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”), on May 8, 2026 (the “Prospectus”) in connection with our initial public offering (“IPO”).
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SUJA LIFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
($ in thousands, except unit and share data)

	September 28, 2026	December 29, 2025
Assets
Current Assets
Cash	$15,503	$31,015
Restricted cash	1,010	1,010
Trade receivables, net	15,279	14,081
Inventories	21,618	22,412
Prepaid expenses and other current assets	3,116	2,636
Total current assets	56,526	71,154
Property and equipment, net	58,999	45,671
Operating lease right-of-use assets, net	24,644	23,387
Trade name and other intangible assets, net	163,105	178,463
Goodwill	106,201	106,201
Other assets	1,416	701
Deferred transaction costs	—	2,536
Total assets	$410,891	$428,113
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$14,976	$19,408
Accrued expenses	12,434	19,563
Accrued compensation	9,965	14,596
Current portion of operating lease obligations	2,890	2,450
Current portion of finance lease obligations	37	110
Short-term debt	4,125	2,740
Total current liabilities	44,427	58,867
Long-term operating lease obligations	24,936	24,051
Long-term finance lease obligations	70	98
Long-term debt, net	158,846	301,157
Deferred tax liabilities, net	—	11,370
Tax receivable agreement liability	270	—
Total liabilities	228,549	395,543
Commitments and Contingencies (Note 9)
Equity
Unlimited Class A Units authorized, no par value, zero and 222,881 units issued and outstanding as of September 28, 2026 and December 29, 2025, respectively	—	—
Unlimited Class B Units authorized, no par value, zero and 18,680 units issued and outstanding as of September 28, 2026 and December 29, 2025, respectively	—	—
Unlimited Class C Units, no par value, zero and 200 units issued and outstanding as of September 28, 2026 and December 29, 2025, respectively	—	—
Zero and 4,840 Class D Units, no par value, issued and outstanding as of September 28, 2026 and December 29, 2025, respectively	—	—
Unlimited Class E Units authorized, no par value, zero and 1,434 units issued and outstanding as of September 28, 2026 and December 29, 2025, respectively	—	—
Unlimited Class F Units, no par value, zero and 1,000 units issued and outstanding as of September 28, 2026 and December 29, 2025, respectively	—	—
Preferred stock, $0.0001 par value per share - 50,000,000 shares authorized; zero shares issued and outstanding as of September 28, 2026 and December 29, 2025	—	—
Class A common stock, $0.0001 par value per share - 500,000,000 shares authorized; 23,788,700 and zero shares issued and outstanding as of September 28, 2026 and December 29, 2025, respectively	2	—
Class V common stock, $0.0001 par value per share - 100,000,000 shares authorized; 14,836,312 and zero shares issued and outstanding as of September 28, 2026 and December 29, 2025, respectively	1	—
Additional paid-in capital	200,969	144,712
Noncontrolling interest	68,226	—
Accumulated deficit	(86,856)	(112,142)
Total partners'/stockholders’ equity	182,342	32,570
Total liabilities and partners'/stockholders’ equity	$410,891	$428,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUJA LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
($ in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2026	September 29, 2025	September 28, 2026	September 29, 2025
Net sales	$76,366	$73,956	$267,279	$236,483
Cost of sales	(42,867)	(39,702)	(140,499)	(124,442)
Gross profit	33,499	34,254	126,780	112,040
Operating expenses	(36,484)	(41,397)	(108,951)	(109,827)
Transaction costs	—	—	(25,077)	—
Income (loss) from operations	(2,985)	(7,143)	(7,248)	2,214
Other income (expense), net	(155)	92	(194)	249
Loss on debt extinguishment	(1,826)	—	(4,099)	—
Interest expense	(3,255)	(7,569)	(16,151)	(22,506)
Loss before taxes	(8,221)	(14,620)	(27,692)	(20,043)
Provision for (benefit from) income taxes	(84)	(8)	(677)	(1,036)
Net loss	$(8,305)	$(14,628)	$(28,369)	$(21,078)
Net loss attributable to Suja Life Holdings, LP and subsidiaries through the IPO organizational transactions	$—	$—	$(15,052)	$—
Net loss attributable to noncontrolling interests	$(3,054)	$—	$(4,798)	$—
Net loss attributable to Suja Life, Inc.	$(5,251)	$—	$(8,519)	$—

	Three Months Ended September 28, 2026		Period from May 8, 2026 to September 28, 2026
Net loss per Class A common stock - basic and diluted	$(0.22)		$(0.36)
Weighted-average Class A common stock outstanding—basic and diluted	23,788,700		23,788,700
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUJA LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’/STOCKHOLDERS’ EQUITY (UNAUDITED)
($ in thousands, except unit and share data)

	Class A Units		Class B Units		Class C Units		Class D Units		Class E Units		Class F Units		Additional Paid-in Capital	Accumulated Deficit	Partners’ Equity
	Units	Amt	Units	Amt	Units	Amt	Units	Amt	Units	Amt	Units	Amt
Balance, Dec 30, 2024	222,881	$—	17,776	$—	200	$—	4,840	$—	1,434	$—	1,000	$—	$146,015	$(88,805)	$57,210
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(792)	(792)
Incentive compensation	—	—	—	—	—	—	—	—	—	—	—	—	111	—	111
Balance, Mar 31, 2025	222,881	$—	17,776	$—	200	$—	4,840	$—	1,434	$—	1,000	$—	$146,126	$(89,597)	$56,529
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,658)	(5,510)
Incentive compensation	—	—	1,254	—	—	—	—	—	—	—	—	—	116	—	116
Distributions	—	—	—	—	—	—	—	—	—	—	—	—	(1,810)	—	(1,810)
Balance, Jun 30, 2025	222,881	$—	19,030	$—	200	$—	4,840	$—	1,434	$—	1,000	$—	$144,432	$(95,255)	$49,325
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	$—	$(14,628)	$(14,628)
Incentive compensation	—	—	—	—	—	—	—	—	—	—	—	—	$140	$—	$140
Balance, Sep 29, 2025	222,881	$—	19,030	$—	200	$—	4,840	$—	1,434	$—	1,000	$—	$144,572	$(109,884)	$34,837

	Class A Units		Class B Units		Class C Units		Class D Units		Class E Units		Class F Units		Additional Paid-in Capital	Accumulated Deficit	Partners’ Equity
	Units	Amt	Units	Amt	Units	Amt	Units	Amt	Units	Amt	Units	Amt
Balance, Dec 29, 2025	222,881	$—	18,680	$—	200	$—	4,840	$—	1,434	$—	1,000	$—	$144,712	$(112,142)	$32,570
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	7,734	7,734
Incentive compensation	—	—	—	—	—	—	—	—	—	—	—	—	140	—	140
Balance, Mar 30, 2026	222,881	$—	18,680	$—	200	$—	4,840	$—	1,434	$—	1,000	$—	$144,852	$(104,408)	$40,444
SUJA LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’/STOCKHOLDERS’ EQUITY (UNAUDITED) - CONTINUED
($ in thousands, except unit and share data)

				Suja Life, Inc.
	Suja Life Holdings, L.P. and Subsidiaries (Prior to IPO organizational transactions)			Class A common stock		Class V common stock
	Additional Paid-in Capital	Accumulated Deficit	Partners' Equity	Shares	Amt	Shares	Amt	Additional Paid-in Capital	Accumulated Deficit	Non-controlling Interests	Total Equity
Balance March 30, 2026	$144,852	$(104,408)	$40,444	—	$—	—	$—	$—	$—	$—	$40,444
Net loss prior to the IPO organizational transactions	—	(22,787)	(22,787)	—	—	—	—	—	—	—	(22,787)
Stock-based compensation recognized prior to the IPO organizational transactions	11,955	—	11,955	—	—	—	—	—	—	—	11,955
Settlement of incentive units prior to the IPO organizational transactions	(13,102)	—	(13,102)	—	—	—	—	—	—	—	(13,102)
Effect of the IPO organizational transactions on non-controlling interests	(143,705)	127,195	(16,510)	14,899,811	1	14,836,312	1	88,554	(78,338)	6,342	50
Issuance of Class A common stock in the IPO, net of underwriting discount and offering costs	—	—	—	8,888,889	1	—	—	164,778	—	—	164,779
Purchase of Holdings LP units in connection with the IPO	—	—	—	—	—	—	—	(66,682)	—	66,682	—
Adjustment to deferred taxes	—	—	—	—	—	—	—	11,526	—	—	11,526
Net loss subsequent to the IPO organizational transactions	—	—	—	—	—	—	—	—	(3,267)	(1,744)	(5,011)
Stock-based compensation subsequent to the IPO organizational transactions	—	—	—	—	—	—	—	1,068	—	—	1,068
Balance June 29, 2026	$—	$—	$—	23,788,700	$2	14,836,312	$1	$199,244	$(81,605)	$71,280	$188,922
Net loss	—	—	—	—	—	—	—	—	(5,251)	(3,054)	(8,305)
Stock-based compensation	—	—	—	—	—	—	—	1,725	—	—	1,725
Balance September 28, 2026	$—	$—	$—	23,788,700	$2	14,836,312	$1	$200,969	$(86,856)	$68,226	$182,342
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUJA LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in thousands)

	Nine Months Ended
	September 28, 2026	September 29, 2025
Operating activities
Net Loss	$(28,369)	$(21,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,809	20,983
Bad debt expense (recovery)	(64)	42
Non-cash operating lease expense	3,458	2,993
Finance lease right-of-use amortization	103	116
Non-cash interest on financing leases	8	19
Amortization of discount on debt	524	745
Provision for excess and obsolete inventory	831	1,902
Stock-based compensation	14,888	367
Loss on debt extinguishment	4,099	—
Loss on remeasurement of tax receivable liability	270	—
Deferred taxes	156	—
Change in operating assets and liabilities
Trade receivables, net	(1,134)	541
Inventories	(37)	(8,866)
Prepaid expenses and other current assets	(480)	(562)
Other assets	(488)	(34)
Accounts payable	(4,626)	7,591
Accrued compensation	(4,631)	(882)
Accrued expenses	(7,129)	(1,375)
Deferred transaction costs	2,536	—
Operating lease obligations	(3,390)	(2,902)
Net cash used in operating activities	(1,666)	(400)
Investing activities
Purchase of intangible assets	(882)	(42)
Purchase of property and equipment	(18,563)	(10,558)
Net cash used in investing activities	(19,445)	(10,600)
Financing activities
Proceeds from revolving loan	—	10,000
Repayments of revolver loan	(40,000)	—
Principal payments on financing lease obligations	(579)	(127)
Repayments of term loan	(267,540)	(1,370)
Proceeds from term loan	165,000	—
Prepayment premium on debt extinguishment	(2,318)	—
Proceeds from the IPO, net underwriting discounts and offering expenses	164,829	—
Payments for settlement of incentive units	(13,102)	—
Financing costs from term loan	(691)	—
Deferred offering costs paid	—	(61)
Distributions	—	(1,810)
Net cash provided by (used in) financing activities	5,599	6,632
Change in cash and restricted cash	(15,512)	(4,368)
Cash and restricted cash at beginning of period	32,025	16,882
Cash and restricted cash at end of period	$16,513	$12,514
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$19,129	$21,825
Cash paid for income taxes	$609	$—
Supplemental Disclosures of Non-Cash Activities
Amounts included in accounts payable for equipment purchased	$585	$763
Operating lease liabilities arising from obtaining operating lease assets	$3,277	$3,428
The accompanying notes are an integral part of these condensed consolidated financial statements.

SUJA LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business and Significant Accounting Policies
Organization
Suja Life, Inc. (the “Company”) was formed as a Delaware corporation on October 8, 2025. The Company was formed for the purpose of completing a public offering and related transactions in order to carry on the business of Suja Life Holdings, L.P. and subsidiaries (the “Holdings LP”). The Company is the sole general partner of Holdings LP, and operates and controls all of the businesses and affairs of Holdings LP and its subsidiaries. The Company produces and distributes cold-pressed fresh juices, wellness shots and functional sodas for wholesale and retail sales. The Company is headquartered in Oceanside, California. The Company’s fiscal year is a 52-53 week year ending on the Monday closest to December 31 each year.
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
The Company evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Derecognition of a tax position that was previously recognized would occur when the Company subsequently determines that a tax position no longer meets the more likely-than-not threshold of being sustained or if a change in facts supports a change in measurement. The Company records interest (and penalties where applicable), net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax provision. The Company did not have any uncertain tax position as of September 28, 2026.
Tax Receivable Agreement
In connection with the consummation of the IPO, the Company and Holdings LP entered into a tax receivable agreement (the “Tax Receivable Agreement” or “TRA”) with certain direct or indirect owners of Holdings LP, including PSP (such persons, collectively, the “TRA Parties”), which requires the Company to pay such persons 85% of the amount of cash savings, if any, in U.S. federal, state, and local income taxes that the Company realizes or is deemed to realize in certain circumstances (computed using certain assumptions) as a result of certain tax attributes and benefits covered by the Tax Receivable Agreement. Such tax attributes and benefits include: (i) certain increases in the tax basis of assets of Holdings LP and its subsidiaries resulting from exchanges (or deemed exchanges in certain circumstances) of LP Units, together with an equal number of shares of Class V common stock, for shares of Class A common stock on a one-to-one basis or, at the Company’s election, for cash pursuant to the Exchange Agreement and certain distributions (or deemed distributions) by Holdings LP, (ii) certain tax attributes of the current or former holders of equity interests in Holdings LP, and (iii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments that the Company is required to make under the Tax Receivable Agreement. A full valuation allowance has been recorded against the deferred tax assets because it is not more likely than not that the Company will realize the underlying tax savings that would give rise to obligations under the Tax Receivable Agreement. A Tax Receivable Agreement-related liability of $0.3 million has been recorded on the consolidated balance sheet as of September 28, 2026. The Tax Receivable Agreement will be reassessed each reporting period consistent with the valuation allowance assessment. If determined that it is more likely than not that the underlying tax benefits will be realized, we will at that time record both the deferred tax asset (net of valuation allowance released) and a corresponding Tax Receivable Agreement-related liability equal to 85% of the estimated realizable tax benefit. Any such recognition would be reflected in income at the time of reassessment.
The maximum potential obligation under the Tax Receivable Agreement, assuming full realization of all covered tax attributes at current tax rates, is approximately $163.6 million based on the estimate of the aggregate amount that would be paid to the TRA Parties under the Tax Receivable Agreement as a result of the organizational transactions. Actual amounts payable, if any, will vary depending on a number of factors, including the amount and timing of our future taxable income, the price per share of the Class A common stock at the time of any future exchanges, the extent to which such exchanges are taxable, and applicable tax rates (including changes to tax rates). In certain circumstances, the Company may be required to make an immediate payment equal to the present value of the anticipated future cash tax savings, based on certain assumptions. Such payment may be made significantly in advance of the actual realization, if any, of such future tax benefits and may be greater than or less than 85% of the actual cash tax savings ultimately realized in respect of the tax attributes that are subject to the Tax Receivable Agreement.

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
Sales are reported net of sales, use, excise, and other similar tax amounts collected from customers and remitted to governmental authorities. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as fulfillment costs, are accrued at time of delivery, and are included in operating expenses in the condensed consolidated statements of operations. The Company recorded $6.2 million and $4.8 million of such costs during the three months ended September 28, 2026 and September 29, 2025, respectively, and $18.9 million and $15.0 million of such costs during the nine months ended September 28, 2026 and September 29, 2025, respectively.
Advertising and Marketing
Advertising and marketing costs are expensed as incurred within operating expenses on the condensed consolidated statements of operations and totaled approximately $8.0 million and $17.1 million during the three months ended September 28, 2026 and September 29, 2025, respectively, and $27.3 million and $40.0 million during the nine months ended September 28, 2026 and September 29, 2025, respectively.
New Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, introducing changes to income tax disclosures, primarily relating to effective tax rates and cash paid for taxes. This ASU requires companies to provide an annual rate reconciliation in both dollar figures and percentages, and changes the way annual income taxes paid are disclosed by all entities, necessitating a breakdown by federal, state, and foreign jurisdictions. The standard becomes effective for public business entities for fiscal years beginning after December 15, 2024 and December 15, 2025 for all other entities. ASU 2023-09 may be applied prospectively or retrospectively, and allows for early adoption. The Company does not intend to early adopt ASU 2023-09. The impact of adoption is subject to the disclosure requirements of ASC 740, Income Taxes. The Company plans to adopt the standard for the fiscal year ended December 28, 2026.
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
Note 2 — Concentration of Credit Risk
Customer concentration
The Company’s major customers are defined as those individually comprising more than 10% of net sales or trade receivables.

Customers that accounted for 10% or more of the Company’s net sales as follows:

	Three Months Ended September 28, 2026		Three Months Ended September 29, 2025
($ in thousands)	Amount ($)	% of Net Sales	Amount ($)	% of Net Sales
Customer A	$18,662	24%	$15,726	21%
Customer B	**	**	$7,035	10%
Customer C	**	**	$7,576	10%
Customer D	**	**	$8,152	11%
Total	$18,662	24%	$38,489	52%

	Nine Months Ended September 28, 2026		Nine Months Ended September 29, 2025
($ in thousands)	Amount ($)	% of Net Sales	Amount ($)	% of Net Sales
Customer A	$74,059	28%	$67,705	29%
Customer D	**	**	$23,441	10%
Total	$74,059	28%	$91,146	39%
All customers making up more than 10% of the Company’s net sales are in the Suja Core segment, while all customers have an immaterial amount of sales in the Emerging Brands segment.
Customers that accounted for 10% or more of the Company’s total trade receivables, net as follows:

	September 28, 2026		December 29, 2025
($ in thousands)	Amount ($)	% of Trade receivables, net	Amount ($)	% of Trade receivables, net
Customer A	$1,520	10%	$1,917	14%
Customer B	1,628	11%	**	**
Customer C	1,644	11%	2,158	15%
Customer D	**	**	2,109	15%
Customer E	2,161	14%	**	**
Customer F	1,457	10%	**	**
Total	$8,410	56%	$6,184	44%
___________________
**Customer receivables did not represent greater than or equal to 10% of net sales or trade receivables, net as of the dates presented.
All customers making up more than 10% of the Company’s trade receivables are in the Suja Core segment, while all customers have an immaterial amount of trade receivables in the Emerging Brands segment.
Note 3 — Inventories
Inventories consist of the following:

($ in thousands)	September 28, 2026	December 29, 2025
Ingredients and packaging	$11,571	$10,466
Finished goods	10,047	11,946
Total	$21,618	$22,412
During the three and nine months ended September 28, 2026, the Company recognized an inventory write-off of $1.0 million, consisting of $0.8 million related to regulatory write-offs and $0.2 million related to the discontinuation and exit from a line of business, as further described in Note 16. There were no other substantial or unusual impairments or disposals on inventories during the three and nine months ended September 28, 2026 and September 29, 2025, respectively.

Note 4 — Property and Equipment, net
Property and equipment, net consists of the following:

($ in thousands)	September 28, 2026	December 29, 2025
Machinery and equipment	$53,726	$38,832
Leasehold improvements	15,398	15,415
Office furniture and equipment	1,964	1,558
Internal use software	—	275
	71,088	56,080
Less Accumulated depreciation	(26,711)	(21,457)
	44,377	34,623
Construction in progress	14,622	11,048
Total	$58,999	$45,671
Depreciation expense totaled $1.9 million and $1.6 million for the three months ended September 28, 2026 and September 29, 2025, respectively. For the three months ended September 28, 2026 and September 29, 2025, depreciation expense included in cost of sales totaled $1.6 million and $1.3 million, respectively. For the three months ended September 28, 2026 and September 29, 2025, depreciation expense included in operating expenses totaled $0.3 million and $0.3 million, respectively.
Depreciation expense totaled $5.4 million and $4.2 million for the nine months ended September 28, 2026 and September 29, 2025, respectively. For the nine months ended September 28, 2026 and September 29, 2025, depreciation expense included in cost of sales totaled $4.6 million and $3.5 million, respectively. For the nine months ended September 28, 2026 and September 29, 2025, depreciation expense included in operating expenses totaled $0.8 million and $0.8 million, respectively.
There were no impairments on property and equipment during the three and nine months ended September 28, 2026 and September 29, 2025.
Note 5 — Goodwill and Intangible Assets
Goodwill consists of the following:

($ in thousands)
Balance as of September 29, 2025	$106,201
Acquisitions/impairments	—
Balance as of December 29, 2025	$106,201
Acquisitions/impairments	—
Balance as of September 28, 2026	$106,201
Trade name and other intangible assets, net consist of the following:

	September 28, 2026			December 29, 2025
($ in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subject to amortization:
Customer relationships	$185,100	$(53,654)	$131,446	$185,100	$(45,252)	$139,848
Trade name	55,636	(25,184)	30,452	55,636	(21,086)	34,550
Recipes	27,671	(27,242)	429	27,441	(23,567)	3,874
Internal use software	1,065	(287)	778	239	(48)	191
Total	$269,472	$(106,367)	$163,105	$268,416	$(89,953)	$178,463
Amortization expense totaled $5.1 million and $5.6 million for the three months ended September 28, 2026 and September 29, 2025, respectively, and $16.3 million and $16.6 million for the nine months ended September 28, 2026 and September 29, 2025, respectively. For the three months ended September 28, 2026 and September 29, 2025, amortization expense included in cost of sales totaled $0.9 million and $1.4 million, respectively. For the three months ended September 28, 2026 and September 29, 2025, amortization expense included in operating expenses totaled $4.2 million and $4.2 million, respectively. For the nine months ended September 28, 2026 and September 29, 2025, amortization expense included in cost of sales totaled $3.7 million and $4.1 million, respectively. For the nine months ended September 28, 2026 and September 29, 2025, amortization expense included in operating expenses totaled $12.6 million and $12.5 million, respectively.
As of September 28, 2026, the weighted average remaining useful lives for the customer relationships, trade name, recipes, and internal use software are 11.9, 5.8, 3, and 3.2 years, respectively.
Amortization expense is classified as both operating expenses and cost of sales on the condensed consolidated statements of operations. Estimated future amortization expense is as follows:

($ in thousands)	Amount
Remainder of 2026	$4,255
2027	16,952
2028	16,792
2029	16,769
2030	16,728
Thereafter	91,093
Total	$162,589
As of September 28, 2026, the Company had approximately $0.5 million of capitalized internal-use software that had not yet been placed in service and is therefore excluded from the future amortization schedule. Amortization of these costs will commence when the related software is placed in service.
Note 6 — Related-Party Transactions
Management Related Fees
During the three months ended September 28, 2026 and September 29, 2025, the Company incurred management fees of approximately $0.0 million and $0.4 million, respectively, which it paid to PSP, the Company’s principal stockholder. During the nine months ended September 28, 2026 and September 29, 2025, the Company incurred management fees of approximately $6.0 million and $1.4 million, respectively. Included within the management fees for the three and nine months ended September 28, 2026 are $0.0 million in management fees paid in connection with the completion of the IPO. The management agreement terminated in connection with the completion of the IPO.
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
Leases were included on the Company’s condensed consolidated balance sheets as follows:

($ in thousands)	September 28, 2026	December 29, 2025
Finance Leases:
Right-of-use assets, gross	$239	$522
Accumulated depreciation	(147)	(326)
Right-of-use assets, net(1)	$92	$196
Current portion of finance lease obligations	$37	$110
Long-term finance lease obligations	70	98
Total lease obligation	$107	$208
Weighted average remaining lease term	2.8 years	2.4 years
Weighted average discount rate	7.5%	8.0%

Operating Leases:
Right-of-use assets, net	$24,644	$23,387
Current portion of operating lease obligations	$2,890	$2,450
Long-term operating lease obligations	24,936	24,051
Total lease obligations	$27,826	$26,501
Weighted average remaining lease term	6.4 years	7.1 years
Weighted average discount rate	7.3%	7.0%
___________________
(1)Finance lease right-of-use assets, net are included in other assets on the Company’s condensed consolidated balance sheet.
The components of lease expense are as follows:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 28, 2026	September 29, 2025	September 28, 2026	September 29, 2025
Finance lease cost:
Amortization of right-of-use asset	$33	$39	$103	$116
Interest on lease obligations	2	6	8	19
Total finance lease cost	$35	$45	$111	$135
Operating lease cost	$1,225	$1,060	$3,458	$2,993
Short-term lease cost	$257	$244	$797	$611
Variable lease cost(1)	$339	$316	$782	$843
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
Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
($ in thousands)	September 28, 2026	September 29, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3,390)	$(2,902)
Financing cash flows from finance leases	$(579)	$(127)
Future maturities of the Company’s finance and operating lease obligations as of September 28, 2026 were as follows:

($ in thousands)	Finance Leases	Operating Leases
Remainder of 2026	$11	$2,331
2027	44	4,941
2028	44	5,047
2029	20	5,233
2030	—	5,416
Thereafter	—	12,328
Total lease payments	119	35,296
Less: interest	(12)	(7,470)
	$107	$27,826
Note 8 — Accrued Expenses
Accrued expenses consisted of the following:

($ in thousands)	September 28, 2026	December 29, 2025
Inventory received not billed	$3,877	$2,627
Accrued payables	2,523	2,785
Accrued interest payable	54	7,153

Other accrued expenses	5,980	4,625
Accrued transaction liabilities	—	2,373
Total accrued expenses	$12,434	$19,563
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
Benefit plan
The Company has a defined contribution plan under Internal Revenue Code Section 401(k). The Company may make discretionary contributions to the plan. During the three months ended September 28, 2026 and September 29, 2025, the contributions to the plan totaled approximately $0.2 million and $0.2 million, respectively, and during the nine months ended September 28, 2026 and September 29, 2025, the contributions to the plan totaled approximately $0.6 million and $0.5 million, respectively. These were recorded as part of operating expenses within the condensed consolidated statements of operations.
Letter of credit
For the nine months ended September 28, 2026 and September 29, 2025, the Company had outstanding standby letters of credit totaling $1.0 million and $0.7 million, respectively, all of which renew annually. These instruments were issued primarily to support lease obligations and are fully secured by restricted cash deposits. The letter of credit is payable upon the occurrence of any of the following conditions: (a) the Company fails to comply with or perform its obligations under the terms and conditions of the applicable leases; (b) a case under Title 11 or other applicable bankruptcy laws is filed by or against the Company; (c) the lessor has not received a proper extension of the letter of credit; or (d) the Company fails to deliver a replacement letter of credit to the lessor.
No amounts had been drawn under this letter of credit during the nine months ended September 28, 2026 and September 29, 2025.
The Company does not expect to incur any losses under the arrangement.
Note 10 — Debt
Credit Agreement
On August 23, 2021, Suja Life, LLC, a Delaware limited liability company and an indirect subsidiary of the Company (the “Borrower”), entered into a credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) to provide an initial term loan of $120.0 million (the “Initial Term Loan”). The original Credit Agreement also provided for a revolving credit facility of $25.0 million (the “Initial Revolving Credit Facility”) with a swingline loan sublimit of $5.0 million (the “Swingline Facility”) to provide funding for working capital and general corporate purposes. The Credit Agreement was amended on several occasions as described below.
On October 31, 2024, the Borrower entered into a third amendment to the Credit Agreement providing for an additional $15.0 million of revolving commitments, resulting in a $40.0 million revolving credit facility (the “Revolving Credit Facility”) to provide funding for working capital and general corporate purposes.
On January 13, 2026, the Borrower entered into a fourth amendment to the Credit Agreement, providing for a $15.0 million delayed draw term loan facility. On May 8, 2026, the Borrower entered into a fifth amendment to the Credit Agreement to, among other things, facilitate the organizational transactions in connection with the IPO.

Debt Extinguishment in connection with the IPO
In connection with the IPO on May 8, 2026, the Borrower repaid a portion of its outstanding borrowings under the Credit Agreement using the net proceeds from the offering. The Borrower repaid approximately $101.3 million of the principal balance outstanding under the Initial Term Loan, and $40.0 million outstanding balance under the Revolving Credit Facility. In connection with these prepayments, the Borrower paid a contractual prepayment premium of approximately $1.0 million and accrued interest of approximately $0.4 million.
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
Amended and Restated Credit Agreement (the “A&R Credit Agreement”)
On August 20, 2026, the Borrower and Suja Life Intermediate II, LLC, a Delaware limited liability company (“Intermediate II”), entered into an Amended and Restated Credit Agreement with a syndicate of lenders and JPMorgan Chase Bank, N.A. as administrative agent (the “A&R Credit Agreement”), which amended and restated the Credit Agreement in its entirety. In connection with the A&R Credit Agreement, certain existing lenders exited the facility and new lenders joined. Existing term loans held by continuing lenders were continued under the A&R Credit Agreement and term loans held by departing lenders were repaid, such that $165.0 million of term loans (the “2026 Term Loan”) were outstanding following the effectiveness of the A&R Credit Agreement. The Company accounted for the A&R Credit Agreement as a debt modification or extinguishment on the existing Term Loan balances on a lender-by-lender basis in accordance with the applicable accounting guidance and recorded a $1.8 million loss for the quarter ended September 28, 2026 within “Loss on debt extinguishment” on the condensed consolidated statements of operations.
The A&R Credit Agreement increased the revolving credit commitments by $10.0 million to a total of $50.0 million (the “2026 Revolving Credit Facility”) to provide funding for working capital and general corporate purposes. The 2026 Revolving Credit Facility includes a $5.0 million sublimit for swingline loans and a $3.0 million sublimit for letters of credit and matures on August 20, 2031. No amounts have been drawn on the 2026 Revolving Credit Facility as of September 28, 2026.
The A&R Credit Agreement increased the delayed draw term loan commitments by $35.0 million to a total of $50.0 million (the “2026 DDTL”). The 2026 DDTL is available to be drawn in up to six borrowings until August 20, 2028 for working capital and general corporate purposes, including permitted acquisitions, investments and capital expenditures, and any 2026 DDTL borrowings mature on August 20, 2031. No amounts have been drawn on the 2026 DDTL commitment as of September 28, 2026.
Borrowings under the A&R Credit Agreement bear interest, at the Borrower’s election, at either:
•a term benchmark rate equal to the adjusted term Secured Overnight Financing Rate (“SOFR”) for the applicable period plus an applicable margin ranging from 1.75% to 2.25% based on the Consolidated Net Leverage Ratio, as defined in the A&R Credit Agreement, or
•a base rate equal to the greatest of: (i) the prime rate published by the Wall Street Journal, (ii) the NYFRB Rate (the greater of the federal funds effective rate and the overnight bank funding rate) plus 0.50% , and (iii) one-month adjusted term SOFR plus 1.00%, plus an applicable margin ranging from 0.75% to 1.25% based on the Consolidated Net Leverage Ratio.
The cash interest rate and the effective interest rate as of September 28, 2026 under the A&R Credit Agreement is 5.40% and 5.71%, respectively. As of December 29, 2025, the effective interest rate for the Term Loan Facilities was 9.65%, and the weighted average interest rate for amounts drawn under the Revolving Credit Facility was 9.51% with no cash interest rate.
The 2026 Term Loan will be repaid in quarterly installments, commencing with the fiscal quarter ending December 28, 2026, equal to 0.625% of the original principal amount through the fiscal quarter ending September 25, 2028, 1.250% through the fiscal quarter ending September 24, 2029 and 1.875% thereafter, with the remaining principal balance due at maturity on August 20, 2031. Any borrowings under the 2026 DDTL amortize at the same rates based on their initial principal amount. The Borrower is also required to make mandatory prepayments of the term loans with a percentage of excess cash flow (stepping down from 50% based on the Consolidated Net Leverage Ratio), the net cash proceeds of certain asset sales and casualty events, and the net cash proceeds of non-permitted debt, subject to customary exceptions.

The Borrower pays a commitment fee of 0.25% to 0.35% per annum, based on the Consolidated Net Leverage Ratio, on the unused 2026 Revolving Credit Facility and 2026 DDTL commitments. The obligations under the A&R Credit Agreement are guaranteed by Intermediate II and certain subsidiaries of the Borrower and are secured by substantially all of the assets of the Borrower and the guarantors, subject to customary exceptions.
Our debt instruments consisted of the following for the periods presented:

Debt Instrument ($ in thousands)	Maturity Date	September 28, 2026	December 29, 2025
Term loan	8/20/2031	$165,000	$267,540
Revolving credit facility	8/20/2031	$—	$40,000
Delayed draw term loan	8/20/2031	$—	$—
Current portion of long-term debt		$(4,125)	$(2,740)
Total long-term debt, less current portion		$160,875	$304,800
Less: unamortized discount and debt issuance costs		$(2,029)	$(3,643)
Carrying amount of long-term debt		$158,846	$301,157
As of September 28, 2026, aggregate future principal payments required in accordance with the terms of the 2026 Term Loan are as follows:

Fiscal Years Ending	Amount ($ in thousands)
Remainder of 2026	$1,031
2027	4,125
2028	5,156
2029	9,281
2030	12,375
Thereafter	133,032
Total	$165,000
The Company incurred deferred financing costs of $1.2 million in total related to the 2026 Term Loan, along with the existing unamortized debt issuance costs, which have been presented net of the related debt on the condensed consolidated balance sheets. The Company amortized these costs over the life of the Term Loan and 2026 Term Loan which amortization collectively amounted to $0.1 million and $0.5 million during the three and nine months ended September 28, 2026, respectively. The Company amortized these costs over the life of the Term Loan and 2026 Term Loan which collectively amounted to $0.2 million and $0.7 million during the three and nine months ended September 29, 2025, respectively.
The Company recognized interest expense on the Term Loan, 2026 Term Loan, and Revolving Credit Facility of $3.2 million and $15.6 million during the three and nine months ended September 28, 2026, respectively. The Company recognized interest expense on the Term Loan, 2026 Term Loan, and Revolving Credit Facility of $7.3 million and $21.7 million during the three and nine months ended September 29, 2025, respectively. The Company has made $164.9 million and $307.5 million of principal payments on the Term Loan during the three and nine months ended September 28, 2026, respectively. The Company has made $0.7 million and $1.4 million of principal payments on the Term Loan during the three and nine months ended September 29, 2025, respectively. As of September 29, 2025, the Company had drawn $5.0 million on the Revolving Credit Facility.
As of September 28, 2026, the Company had total debt outstanding of $163.0 million which approximates its fair value and had no borrowings outstanding under the 2026 Revolving Credit Facility or the 2026 DDTL, which each have $50.0 million of availability. The applicable margins and commitment fee rates under the A&R Credit Agreement are determined based on the Consolidated Net Leverage Ratio as set forth below; Level 3 pricing applies until three business days following the delivery of the compliance certificate for the fiscal quarter ended September 28, 2026:

Level	Consolidated Net Leverage Ratio	Base Rate Loan	Term Benchmark Loan / Risk Free Rate ("RFR") Loan
1	Greater than 3.00 to 1.00	1.25%	2.25%
2	Greater than 2.00 to 1.00, but less than or equal to 3.00 to 1.00	1.00%	2.00%
3	Less than or equal to 2.00 to 1.00	0.75%	1.75%
The Company shall not permit its consolidated net leverage ratio to exceed 4.00 to 1.00 as of the last day of each fiscal quarter, commencing with the fiscal quarter ended September 28, 2026 through the fiscal quarter ending September 27,

2027, and 3.50 to 1.00 for each fiscal quarter ending thereafter, subject to a temporary 0.50 to 1.00 step-up (not to exceed 4.25 to 1.00) following the consummation of a material acquisition. The Company shall not permit its interest coverage ratio to be less than 3.00 to 1.00 as of the last day of any fiscal quarter, commencing with the fiscal quarter ending December 28, 2026. The Company is in compliance with all of its financial covenants.
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
Note 12 — Stock-Based Compensation
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
Incentive unit compensation expense associated with the time-based Class B Units was recognized on a straight-line basis over the requisite service period, using the grant date fair value. The Company recognized $0.0 million of incentive unit compensation expense related to the time-based Class B Units during the three months ended September 28, 2026 and $0.1 million during the three months ended September 29, 2025. The Company recognized $0.1 million of incentive unit compensation expense related to the time-based Class B Units during the nine months ended September 28, 2026 and $0.3 million during the nine months ended September 29, 2025.
Incentive unit compensation expense associated with the time-based Class E Units was recognized on a straight-line basis over the requisite service period, using the grant date fair value. The Company recognized $0.0 million of incentive unit compensation expense related to the time-based Class E Units during the three months ended September 28, 2026 and $33 thousand during the three months ended September 29, 2025. The Company recognized $44 thousand of incentive unit compensation expense related to the time-based Class E Units during the nine months ended September 28, 2026 and $0.1 million during the nine months ended September 29, 2025.
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
Performance Awards
Performance awards include PBRSAs and PSUs, which represent the right to receive shares of the Company’s Class A common stock upon vesting. Performance awards are subject to both market conditions and performance conditions, whereby each unit vests at the earlier of achieving an EBITDA target (a performance condition), maintaining a stock price hurdle (a market condition), or achieving a multiple on invested capital stock price hurdle at the time of an investor sale (a market condition with an implied performance condition) within the requisite service period of two years. For performance awards that incorporate a market condition, the grant-date fair value is determined using a Monte Carlo simulation.

A summary of the performance awards activity and related information is below:

	Number of awards	Weighted-Average Grant Date Fair Value
Outstanding as of December 30, 2025	—	—
Granted	864,101	$14.66
Vested	—	—
Forfeited	—	—
Unvested as of June 29, 2026	864,101	$14.66
Forfeited	29,678	14.98
Unvested as of September 28, 2026	834,423	$14.65
Restricted Stock Units
RSUs represent the right to receive shares of the Company’s Class A common stock upon vesting. RSUs are subject to a graded service-based vesting condition, vesting in three equal installments over three years subject generally to continued employment. RSUs to be granted to non-employee directors are subject to a service-based vesting condition, vesting at the earlier of one-year or the next annual stockholders' meeting following the grant date, subject generally to continued service. All RSU awards accelerate upon a change of control, subject to certain exceptions.
A summary of the RSU activity and related information is below:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Outstanding as of December 30, 2025	—	—
Granted	83,811	$21.00
Vested	—	—
Forfeited	—	—
Unvested as of June 29, 2026	83,811	$21.00
Granted	33,898	8.95
Forfeited	3,810	21.00
Unvested as of September 28, 2026	113,899	$17.41
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense recognized within the condensed consolidated statements of operations for the periods indicated:

($ in thousands)	Three Months Ended September 28, 2026	Nine Months Ended September 28, 2026
Cost of sales	$78	$95
Operating Expenses	1,647	1,677
Transaction costs	—	13,116
Total stock-based compensation expense	$1,725	$14,888
Stock-based compensation expense is recognized using the straight-line attribution method over the requisite service period.
The Company recognized $11.9 million of expense related to the modification of incentive units, which is included in transaction costs within the condensed consolidated statements of operations.
Unvested compensation cost related to stock-based awards of $11.3 million is expected to be recognized over a weighted average remaining period of 1.7 years.
Note 13 — Earnings Per Share
The following table sets forth the computation of basic and diluted EPS of Class A common stock and represents the period from May 8, 2026 to September 28, 2026, the period where the Company had Class A common stock and Class V common stock outstanding. Prior to the consummation of the IPO, the Company did not have a common unit of ownership and did not present earnings per share. As a result, only earnings per share for periods subsequent to the IPO are presented.

(in thousands, except per share data)	Three Months Ended September 28, 2026	Nine Months Ended September 28, 2026
Numerator:
Net loss	$(8,305)	$(28,369)
Less: Net loss attributable to Suja Life Holdings, LP before the organizational transactions	—	(15,052)
Less: Net loss attributable to noncontrolling interests	(3,054)	(4,798)
Net loss attributable to Suja Life, Inc.	$(5,251)	$(8,519)
Denominator:
Weighted-average number of shares of Class A common stock	23,789	$23,789
Net loss per share - basic and diluted	$(0.22)	$(0.36)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive, or in the case of performance stock awards and units, as the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the reporting period.

	Three Months Ended September 28, 2026	Nine Months Ended September 28, 2026
Restricted Stock Units	80,001	80,001
Performance Stock Awards and Units	834,423	834,423
LP Units exchangeable for Class A common stock	14,836,312	14,836,312
Total antidilutive securities	15,750,736	15,750,736
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
The following table summarizes the ownership interest in Holdings LP as of September 28, 2026:

	September 28, 2026
	Holdings LP Units	Ownership %
LP Units held by Suja Life, Inc.	23,788,700	61.6%
LP Units held by non-controlling interest holders	14,836,312	38.4%
Total LP Units	38,625,012	100.0%
The weighted-average ownership percentage for the applicable reporting period is used to attribute net loss to the Company and the non-controlling interest holders. The non-controlling interest holders’ weighted-average ownership percentage for the period from May 8, 2026 to September 28, 2026 was 38.4%.

The following table summarizes the effect of changes in ownership of Holdings LP on the Company’s equity:

	Three Months Ended September 28, 2026	Nine Months Ended September 28, 2026
Net loss attributable to Suja Life, Inc.	$(5,251)	$(8,519)
Transfers to noncontrolling interests:
Increase in additional paid-in capital as a result of the IPO organizational transactions	—	88,554
Decrease in additional paid-in capital as a result of the purchase of Holdings LP units	—	(66,682)
Change from net loss attributable to Suja Life, Inc. and transfers to noncontrolling interests	$(5,251)	$13,353
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
For the nine months ended September 28, 2026, the Company recorded income tax provisions of $0.7 million. For the nine months ended September 29, 2025, the Company recorded income tax provisions of $1.0 million. The Company’s effective tax rate was (2.4)% for the nine months ended September 28, 2026, and (5.3)% for the nine months ended September 29, 2025. For the three months ended September 28, 2026, the Company recorded tax expense of $0.08 million and an effective tax rate of (1.0)%. For the three months ended September 29, 2025, the Company recorded tax expense of $0.01 million and an effective tax rate of (0.1)%. Significant reconciling items between this effective rate and the U.S. federal statutory tax rate of 21.0% are primarily related to the absence of taxes on income allocable to non-controlling interests, state tax expense and a full valuation allowance recorded during the period from May 8, 2026 through September 28, 2026.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which contains a broad range of tax reforms that amend, eliminate, and extend various tax provisions under the expiring portions of the Tax Cuts and Jobs Act. In particular, the OBBBA contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The OBBBA has multiple effective dates concerning its tax provisions, with certain provisions effective in 2025 and other implemented through 2027. The Company does not expect the OBBBA to have a material impact on income taxes. The Company will continue to monitor the potential future impacts of the OBBBA, including provisions that become effective in subsequent periods, and will reflect any material changes in its accompanying consolidated financial statements.
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
The deferred tax asset resulting from the IPO and the related valuation allowance were recorded as additional paid-in capital in the condensed consolidated balance sheets.
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
As of September 28, 2026, the total amount due under the TRA was $0.3 million.

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

	Three Months Ended September 28, 2026			Nine Months Ended September 28, 2026
($ in thousands)	Suja Core	Emerging Brands	Total	Suja Core	Emerging Brands	Total
Net sales from external customers	$73,627	$2,739	$76,366	$258,488	$8,791	$267,279
Intersegment revenue	1,142	—	1,142	3,141	—	3,141
Total net sales	74,768	2,739	77,508	261,628	8,791	270,420
Elimination of intersegment revenue			(1,142)			(3,141)
Consolidated net sales			$76,366			$267,279

	Three Months Ended September 29, 2025			Nine Months Ended September 29, 2025
($ in thousands)	Suja Core	Emerging Brands	Total	Suja Core	Emerging Brands	Total
Net sales from external customers	$71,296	$2,660	$73,956	$229,789	$6,694	$236,483
Intersegment revenue	1,308	—	1,308	3,806	—	3,806
Total net sales	72,603	2,660	75,264	233,595	6,694	240,289
Elimination of intersegment revenue			(1,308)			(3,806)
Consolidated net sales			$73,956			$236,483
Adjusted EBITDA is a measure of the Company’s profit before the recognition of interest, depreciation, amortization, taxes and other adjustments which are described in the table below. The CODM receives information on cost of sales and marketing expense which are considered significant expenses.
The Company’s financial data by segment is presented in the tables below for the three months ended September 28, 2026 and September 29, 2025, which includes a reconciliation of the Company’s measure of profit and loss back to loss before taxes. The Company does not present asset information for its segments as this information is not used to allocate resources. The measure of segment assets is reported on the condensed consolidated balance sheet as total condensed consolidated assets.

Three Months Ended September 28, 2026 (In thousands)	Suja Core	Emerging Brands	Elimination of Intersegment Revenue and Expense	Total
Net sales from external customers	$73,627	$2,739	$—	$76,366
Intersegment revenue	1,142	—	(1,142)	—
Cost of sales (exclusive of depreciation and amortization expense)	(37,763)	(2,460)	—	(40,223)
Marketing	(6,539)	(1,507)	—	(8,046)
Other segment items(1)	(17,473)	(1,221)	1,142	(17,552)
Adjusted EBITDA	$12,994	$(2,449)	$—	$10,545
Depreciation				(1,918)
Amortization				(5,153)
Interest expense				(3,255)
Stock-based compensation				(1,725)
Non-recurring costs(2)				(2,172)
Sponsor costs(3)				—
Transaction costs(4)				—
Loss on debt extinguishment				(1,826)
Loss on remeasurement of tax receivable agreement				(270)
Regulatory write-off(5)				(965)
Restructuring costs(6)				(1,481)
Loss before taxes				$(8,221)

Three Months Ended September 29, 2025 (In thousands)	Suja Core	Emerging Brands	Elimination of Intersegment Revenue and Expense	Total
Net sales from external customers	$71,296	$2,660	$—	$73,956
Intersegment revenue	1,308	—	(1,308)	—
Cost of sales (exclusive of depreciation and amortization expense)	(34,960)	(2,060)	—	(37,020)
Marketing	(7,275)	(9,861)	—	(17,136)
Other segment items(1)	(17,855)	(2,260)	1,308	(18,807)
Adjusted EBITDA	$12,513	$(11,520)	$—	$992
Depreciation				(1,565)
Amortization				(5,579)
Interest expense				(7,569)
Stock-based compensation				(140)
Non-recurring costs(2)				(404)
Sponsor costs(3)				(355)
Loss before taxes				$(14,620)
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
(2)Non-Recurring Costs - For the three months ended September 28, 2026, consists of (i) legal costs related to loan modification, (ii) public company technical step-up consulting costs and advisory costs related to public company strategy evaluation, (iii) consulting fees related to one-time system improvements, (iv) inventory write-offs related to discontinuation and exit from a line of business, and (v) strategic talent recruiting costs. For the three months ended September 29, 2025, costs consists of consulting fees related to one-time system improvements, transaction bonuses, and other one-time transition costs. These items are non-recurring in nature and do not reflect the Company’s ongoing operating performance.
(3)Sponsor Costs - Includes fees paid in cash to the Company’s sponsor which do not recur subsequent to the IPO.
(4)Transaction Costs - Consists of costs directly attributable to the IPO, including IPO-related professional fees and expenses, equity-based compensation costs incurred as a result of the acceleration and modification of equity awards in connection with the IPO, one-time IPO-related transaction bonuses, and investor relations and travel expenses. These items are non-recurring in nature and do not reflect the Company’s ongoing operating performance.

(5)Regulatory write-off - Consists of write-off of product inventory and related settlement amounts in connection with legal settlements of certain product labeling claims arising after updated FDA labeling regulations. These items are non-recurring in nature and do not reflect the Company’s ongoing operating performance.
(6)Restructuring costs - Consists of severance costs related to the reorganization of the Company’s commercial operations in connection with the Company’s operations as a public company. The restructuring activities were completed during the three months ended September 28, 2026, and no additional costs are expected to be incurred.
The Company’s financial data by segment is presented in the tables below for the nine months ended September 28, 2026 and September 29, 2025, which includes a reconciliation of the Company’s measure of profit and loss back to loss before taxes.

Nine Months Ended September 28, 2026 (In thousands)	Suja Core	Emerging Brands	Elimination of Intersegment Revenue and Expense	Total
Net sales from external customers	$258,488	$8,791	$—	$267,279
Intersegment revenue	3,141	—	(3,141)	—
Cost of sales (exclusive of depreciation and amortization expense)	(126,483)	(5,600)	—	(132,083)
Marketing	(23,621)	(3,673)	—	(27,294)
Other segment items(1)	(55,646)	(5,181)	3,141	(57,686)
Adjusted EBITDA	$55,879	$(5,663)	$—	$50,216
Depreciation				(5,430)
Amortization				(16,380)
Interest expense				(16,151)
Stock-based compensation				(2,980)
Non-recurring costs(2)				(3,020)
Sponsor costs(3)				(2,055)
Transaction costs(4)				(25,077)
Loss on debt extinguishment				(4,099)
Loss on remeasurement of tax receivable agreement				(270)
Regulatory write-off(5)				(965)
Restructuring costs(6)				(1,481)
Loss before taxes				$(27,692)

Nine Months Ended September 29, 2025 (In thousands)	Suja Core	Emerging Brands	Elimination of Intersegment Revenue and Expense	Total
Net sales from external customers	$229,789	$6,694	$—	$236,483
Intersegment revenue	3,806	—	(3,806)	—
Cost of sales (exclusive of depreciation and amortization expense)	(111,845)	(5,001)	—	(116,846)
Marketing	(24,113)	(15,898)	—	(40,011)
Other segment items(1)	(50,832)	(6,794)	3,806	(53,820)
Adjusted EBITDA	$46,805	$(20,999)	$—	$25,806
Depreciation				(4,247)
Amortization				(16,736)
Interest expense				(22,506)
Stock-based compensation				(367)
Non-recurring costs(2)				(895)
Sponsor costs(3)				(1,098)
Loss before taxes				$(20,043)
____________
(1)Except for marketing expense and cost of goods sold which are identified as significant expenses, the Company’s CODM uses expense information in the aggregate when reviewing Adjusted EBITDA. Other segment items for each segment primarily include personnel costs including sales commissions and bonuses, logistics costs to distribute the Company’s product, and other general and administrative costs.
(2)Non-Recurring Costs - for the nine months ended September 28, 2026, consists of (i) legal costs related to loan modification, (ii) public company technical step-up consulting costs and advisory costs related to public company strategy evaluation, (iii) consulting fees related to one-time system improvements, (iv) inventory write-offs related to discontinuation and exit from a line of business, (v) strategic talent recruiting costs, and (vi) one-time transition costs incurred to transition to a new storage facility. For the nine months ended September 29, 2025, costs consists of consulting fees related to one-time system improvements, transaction bonuses, and other one-time transition costs. These items are non-recurring in nature and do not reflect the Company’s ongoing operating performance.
(3)Sponsor Costs - Includes fees paid in cash to the Company’s sponsor which do not recur subsequent to the IPO.
(4)Transaction Costs - Consists of costs directly attributable to the IPO, including IPO-related professional fees and expenses, equity-based compensation costs incurred as a result of the acceleration and modification of equity awards in connection with the IPO, one-time IPO-related transaction bonuses, and investor relations and travel expenses. These items are non-recurring in nature and do not reflect the Company’s ongoing operating performance
(5)Regulatory write-off - Consists of write-off of product inventory and related settlement amounts in connection with legal settlements of certain product labeling claims arising after updated FDA labeling regulations. These items are non-recurring in nature and do not reflect the Company’s ongoing operating performance.
(6)Restructuring costs - Consists of severance costs related to the reorganization of the Company’s commercial operations in connection with the Company’s operations as a public company. The restructuring activities were completed during the three months ended September 28, 2026, and no additional costs are expected to be incurred.

Note 17 — Subsequent Events
Interest Rate Swap Agreements
On October 2, 2026, the Company entered into an interest rate swap agreement with US Bank for a notional amount of $50.0 million. The swap hedges the variability in interest payments on a portion of the Company’s borrowings under the A&R Credit Agreement, which bear interest at a variable rate based on one-month Term SOFR. Under the agreement, the Company pays a fixed rate of 4.681% and receives one-month Term SOFR, effectively fixing the Term SOFR component of the interest rate on the hedged portion of the 2026 Term Loan at that rate, plus the applicable margin, through August 31, 2031.
On October 15, 2026, the Company entered into an interest rate swap agreement with JP Morgan for a notional amount of $25.0 million. The swap hedges the variability in interest payments on a portion of the Company’s borrowings under the A&R Credit Agreement, which bear interest at a variable rate based on one-month Term SOFR. Under the agreement, the Company pays a fixed rate of 4.594% and receives one-month Term SOFR, effectively fixing the Term SOFR component of the interest rate on the hedged portion of the 2026 Term Loan at that rate, plus the applicable margin, through August 31, 2031.

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
Notwithstanding current macro-economic and competitive pressures on consumer spending and our categories, we believe our portfolio of brands, innovation leadership, operational excellence, and strong retail partnerships position us to continue to capture category leading growth in the long-term as functional beverages continue to transition from early adoption to mainstream consumption.
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
As a result of the IPO, we incurred additional compensation related costs associated with modifications to incentive units outstanding prior to the IPO, and the issuance of (i) new performance-based restricted stock, (ii) performance-based restricted stock units and (iii) time-based restricted stock units under the Suja Life, Inc. 2026 Omnibus Incentive Plan (the “Omnibus Plan”) to certain of our employees and directors. Some of these actions are described in more detail in Note 12 of the condensed consolidated financial statements included herein.
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
The Emerging Brands segment began producing and distributing products in December of fiscal 2024. For the three and nine months ended September 28, 2026 and September 29, 2025, Emerging Brands’ products consist of better for you functional sodas sold under the Slice brand.
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
We believe we have substantial opportunity to expand our consumer base and increase purchase frequency through broader distribution, optimized retail placement, innovation, sharpening price and promotion and focused marketing efforts that communicate our functional benefits to target consumers. We believe targeted marketing investments can effectively capture this demographic and drive increased household adoption.
Increasing Velocity Through User Growth and Purchase Frequency
Our growth strategy focuses, in part, on both expanding our user base and increasing the frequency with which existing consumers purchase our products. As consumers integrate functional beverages into their daily wellness routines, purchase occasions may multiply across different dayparts and use cases. We seek to drive velocity growth through product innovation that creates new consumption occasions, strategic merchandising that increases visibility at retail, and consumer education that reinforces habitual usage patterns. Our role as category captain enables us to optimize shelf placement and promotional strategies that drive trial and repeat purchase. Additionally, our multi-brand portfolio allows us to drive cross-purchase of brands as consumers select products and brands aligned with their specific wellness needs. According to NielsenIQ Total US xAOC+Conv scan data ending September 26, 2026, velocity rates on various products in our portfolio declined in the third quarter of 2026 relative to the prior-year period. We believe this decline was driven primarily by pressure on the consumer, which reduced store traffic in grocery, our largest channel.

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
Our innovation efforts focus on three strategic priorities: enhancing formulations and nutritional profiles of existing products, creating new offerings within established categories, and expanding into adjacent wellness segments such as our endeavor with Slice. We continue investing in innovation across our portfolio, with 3.3% of net sales growth for the three months ended September 28, 2026, when compared to the three months ended September 29, 2025 coming from our new SKUs. Our vertically integrated manufacturing platform enables rapid innovation cycles, bringing new products to market in weeks rather than months while maintaining superior quality standards. This speed-to-market advantage allows us to capitalize on emerging wellness trends often ahead of competitors.
Strategic M&A Accelerating Platform Growth
We have established ourselves as a strategic acquirer of choice in the Natural Health Beverage market, with a demonstrated track record of identifying, acquiring and integrating premium brands that benefit from our platform capabilities. Our acquisition strategy focuses on brands with strong consumer loyalty, differentiated positioning, and proven product-market fit that can leverage our manufacturing scale, distribution relationships, and category insights to accelerate growth while improving margins.

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
Economic and Competitive Conditions
Consumer demand for our products is sensitive to a number of factors that influence consumer confidence and spending, such as general economic conditions, consumer disposable income, recession and fears of recession, unemployment, minimum wages, inflation, consumer confidence in future economic conditions and political conditions, and consumer perceptions of personal well-being and security. Consumer preferences tend to shift to lower-cost alternatives during recessionary periods and other periods in which disposable income is adversely affected, and economic pressures have recently caused consumers to change how and where they spend. Functional and other specialty beverages in particular may be, and have been, more susceptible to discretionary consumer spending levels. In addition, lower store traffic in the conventional grocery channel, our largest channel, as a result of macroeconomic headwinds, together with deeper retailer price reductions and increased competitive promotional activity adversely impacted our results in the third quarter of 2026. We expect these conditions to continue in the fourth quarter of 2026.
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
Operating Expenses
Operating expenses include marketing expenses, sales expenses, amortization expenses, and general and administrative expenses. Selling and marketing expenses consist primarily of costs incurred marketing and ensuring on-shelf availability of our products and are primarily driven by investments to grow our business and acquire and retain customers. General and administrative expense includes payroll, employee benefits, equity compensation, finance, information technology, human resources and other administrative-related personnel, as well as general overhead costs of the business, including research and development for new innovations, rent and related facilities and maintenance costs, freight costs, depreciation and amortization and legal, accounting and professional fees. We expect operating expenses to increase as we continue to scale our operations to meet our product demand, continue to build our product portfolio, and add personnel to our sales and marketing organization. We also incur additional costs associated with operating as a public company, including increased expenses related to legal, audit, accounting, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other administrative and professional services.
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
Provision For (Benefit From) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in U.S. federal, state, and local jurisdictions in which we conduct business.
Results of Operations
Comparison of the Three and Nine Months Ended September 28, 2026 and September 29, 2025
The following table summarizes our unaudited condensed consolidated statements of operations for each of the periods indicated. The comparisons of our historical results are not necessarily indicative of the results that may be expected in the future, and the quarter-to-quarter comparisons are not necessarily indicative of the results to be expected for the full year or any other period. Our operations are primarily driven by the Suja Core segment given that the Emerging Brands segment has not yet had a significant impact on our overall business performance.

	Three Months Ended		Change	Change	Nine Months Ended		Change	Change
($ in thousands)	September 28, 2026	September 29, 2025	($)	(%)	September 28, 2026	September 29, 2025	($)	(%)
Net sales	$76,366	$73,956	2,410	3.3%	$267,279	$236,483	30,796	13.0%
Cost of sales	(42,867)	(39,702)	(3,165)	8.0%	(140,499)	(124,442)	(16,057)	12.9%
Gross profit	33,499	34,254	(755)	(2.2)%	126,780	112,040	14,740	13.2%
Operating expenses	(36,484)	(41,397)	4,913	(11.9)%	(108,951)	(109,827)	876	(0.8)%
Transaction costs	—	—	—	*	(25,077)	—	(25,077)	*
Income (loss) from operations	(2,985)	(7,143)	4,158	(58.2)%	(7,248)	2,214	(9,462)	(427.4)%
Other income (expense), net	(155)	92	(247)	(268)%	(194)	249	(443)	(178)%
Loss on debt extinguishment	(1,826)	—	(1,826)	*	(4,099)	—	(4,099)	*
Interest expense	(3,255)	(7,569)	4,314	(57.0)%	(16,151)	(22,506)	6,355	(28.2)%
Loss before taxes	(8,221)	(14,620)	6,399	(43.8)%	(27,692)	(20,043)	(7,649)	38%
Provision for income taxes	(84)	(8)	(76)	950%	(677)	(1,036)	359	(34.7)%
Net loss	$(8,305)	$(14,628)	6,323	43.2%	$(28,369)	$(21,078)	(7,291)	(34.6)%
Adjusted EBITDA	$10,545	$992	9,553	962.5%	$50,216	$25,806	24,410	94.6%
___________________
*Not meaningful
Net Sales
The following table provides a comparative summary of the Company’s net sales:

	Three Months Ended		Change	Change	Nine Months Ended		Change	Change
($ in thousands)	September 28, 2026	September 29, 2025	($)	(%)	September 28, 2026	September 29, 2025	($)	(%)
Net sales
Suja Core	$74,768	$72,603	$2,165	3.0%	$261,628	$233,595	$28,033	12.0%
Emerging Brands	2,739	2,660	79	3.0%	8,791	6,694	2,097	31.3%
Elimination of intersegment revenue	(1,142)	(1,308)	166	(12.7)%	(3,141)	(3,806)	665	(17.5)%
Total net sales	$76,366	$73,956	$2,409	3.3%	$267,279	$236,483	$30,795	13.0%
On a consolidated basis, net sales increased by $2.4 million, or 3.3% to $76.4 million for the three months ended September 28, 2026, from $74.0 million for the three months ended September 29, 2025. On a consolidated basis, net sales increased by $30.8 million, or 13.0% to $267.3 million for the nine months ended September 28, 2026, from $236.5 million for the nine months ended September 29, 2025. The increase in net sales was primarily driven by higher volumes within the Suja Core Segment and Emerging Brands Segment and expanded distribution, partially offset by higher trade investment in response to increased competitive promotional activity. Net sales also benefited from approximately $2.0 million in shipments that had been expected in the fourth quarter of 2026 but occurred in this quarter instead.
Suja Core Segment
Net sales for Suja Core were $74.8 million for the three months ended September 28, 2026, an increase of $2.2 million, or 3.0%, from $72.6 million for the three months ended September 29, 2025. While reported selling units were down (1.7)% in the quarter from category softness and increased promotional pressure, multi-pack consumer purchases, particularly within the Suja and Vive Shots portfolio, grew at a faster rate than single-serve purchases. This resulted in a slightly higher average price per selling unit, which drove net sales growth for the three months ended September 28, 2026. Net sales growth also reflected growth in cold-pressed juice, led by Refreshers, partially offset by softer single-serve shots and higher trade investment in response to increased competitive promotional activity. Net sales for Suja Core were $261.6 million for the nine months ended September 28, 2026, an increase of $28.0 million, or 12.0%, from $233.6 million for the nine months ended September 29, 2025. This increase was primarily driven by expanded distribution of new products, improved consumer takeaway, and more effective promotional execution with key retailers.
Emerging Brands Segment
Net sales for Emerging Brands were $2.7 million for the three months ended September 28, 2026, an increase of $0.1 million, or 3.0%, from $2.7 million for the three months ended September 29, 2025. This increase was primarily driven by a 12.1% increase in selling units shipment volume, reflecting expanded distribution for new products. Net sales for

Emerging Brands were $8.8 million for the nine months ended September 28, 2026, an increase of $2.1 million, or 31.3%, from $6.7 million for the nine months ended September 29, 2025. This increase was primarily driven by expanded distribution and improved consumer takeaway.
Cost of Sales and Gross Profit

	Three Months Ended		Change	Change	Nine Months Ended		Change	Change
($ in thousands)	September 28, 2026	September 29, 2025	($)	(%)	September 28, 2026	September 29, 2025	($)	(%)
Cost of sales
Suja Core	$(40,407)	$(37,642)	$(2,765)	7.3%	$(134,899)	$(119,439)	$(15,460)	12.9%
Emerging Brands	(2,460)	(2,060)	(400)	19.4%	(5,600)	(5,001)	(599)	12.0%
Total cost of sales	(42,867)	(39,702)	(3,165)	8.0%	(140,499)	(124,440)	(16,059)	12.9%
Gross profit
Suja Core	34,361	34,961	(600)	(1.7)%	126,729	114,156	12,573	11.0%
Emerging Brands	280	601	(321)	(53.4)%	3,191	1,693	1,498	88.5%
Elimination of intersegment revenue	(1,142)	(1,308)	166	(12.7)%	(3,141)	(3,806)	665	(17.5)%
Total gross profit	$33,499	$34,254	$(755)	(2.2)%	$126,779	$112,043	$14,736	13.2%
Gross margin (percentage of net sales)
Suja Core	46.0%	48.2%		(2.2)%	48.4%	48.9%		(0.5)%
Emerging Brands	10.2%	22.6%		(12.4)%	36.3%	25.3%		11.0%
Total gross margin	43.9%	46.3%		(2.4)%	47.4%	47.4%		—%
Cost of Sales
On a consolidated basis, cost of sales increased $3.2 million, or 8.0%, to $42.9 million for the three months ended September 28, 2026, from $39.7 million for the three months ended September 29, 2025. On a consolidated basis, cost of sales increased $16.1 million, or 12.9%, to $140.5 million for the nine months ended September 28, 2026, from $124.4 million for the nine months ended September 29, 2025.
Suja Core Segment
Cost of sales for Suja Core was $40.4 million for the three months ended September 28, 2026 and $37.6 million for the three months ended September 29, 2025. Input cost inflation in oil impacting packaging and raw material transportation costs were the primary driver of the increase, while a (1.7)% decline in year-over-year selling units shipment volume drove unfavorable absorption of fixed manufacturing costs in the quarter. Operational efficiency gains and favorable purchase prices on key produce inputs were a partial offset.
Cost of sales for Suja Core was $134.9 million for the nine months ended September 28, 2026 and $119.4 million for the nine months ended September 29, 2025. Suja Core cost of sales increased as a result of the 4.8% growth in selling units shipment volume. Operational efficiency gains were a partial offset to higher input and logistics costs and unfavorable package mix as multi-pack consumer purchases, particularly within the Suja and Vive Shots portfolio, grew at a faster rate than single-serve purchases. Multi-packs have higher manufacturing and packaging costs than single-serve packages.
Emerging Brands Segment
Cost of sales for Emerging Brands was $2.5 million for the three months ended September 28, 2026 and $2.1 million for the three months ended September 29, 2025. Cost of sales for Emerging Brands was $5.6 million for the nine months ended September 28, 2026 and $5.0 million for the nine months ended September 29, 2025. Lower finished goods costs per unit, driven by the absence of one-time startup costs incurred in fiscal 2025 and reduced input costs from sourcing efficiencies, offset cost increases associated with increased net sales, except for a one-time write off of product inventory and related settlement amounts in connection with settlements of certain product labeling claims arising after updated FDA labeling regulations.
Gross Profit
On a consolidated basis, gross profit decreased by $(0.8) million, or -2.2% to $33.5 million for the three months ended September 28, 2026, from $34.3 million for the three months ended September 29, 2025. On a consolidated basis, gross profit increased by $14.7 million, or 13.2%, to $126.8 million for the nine months ended September 28, 2026, from $112.0 million for the nine months ended September 29, 2025.
Suja Core Segment
For the three months ended September 28, 2026, Suja Core gross profit decreased by $(0.6) million, which was driven by an increase in promotional costs, unfavorable absorption on lower volumes and input cost inflation in the quarter. Gross margin was 46.0% for the three months ended September 28, 2026 and 48.2% for the three months ended September 29, 2025, traditionally the lowest gross margin quarter of the year given shot mix seasonality. For the nine months ended September 28, 2026, Suja Core gross profit increased by $12.6 million, which was driven by an increase in Suja Core selling unit volume and improved absorption from higher production volume. Gross margin was 48.4% for the nine months ended September 28, 2026 and 48.9% for the nine months ended September 29, 2025. The decrease was due to higher promotional investment and unfavorable multi-pack package mix as multi-packs have higher manufacturing and packaging costs than single-serve packages.
Emerging Brands Segment
For the three months ended September 28, 2026, Emerging Brands gross profit decreased by $(0.3) million, while gross margin decreased to 10.2% as compared to the 22.6% for the three months ended September 29, 2025, which was driven by growth in Emerging Brands selling units volume from increased distribution, offset by one-time write off of product inventory and related settlement amounts in connection with settlements of certain product labeling claims arising after updated FDA labeling regulation. Excluding these one-time costs, the average cost of sales per selling unit decreased 22.1% from sourcing efficiencies, and one-time startup costs incurred in fiscal 2025 that were not repeated in fiscal 2026, resulting in a gross margin increase to 34.3% for the three months ended September 28, 2026, compared to 22.6% for the three months ended September 29, 2025. Gross margin increased to 36.3% for the nine months ended September 28, 2026, compared to 25.3% for the nine months ended September 29, 2025. Emerging Brands gross profit increased by $1.5 million driven by growth in Emerging Brands selling units volume from increased distribution and improved consumer takeaway, offset by one-time inventory costs. Excluding these one-time costs, the average cost of sales per selling unit decreased 41.6% benefitting from sourcing efficiencies and one-time startup costs incurred in fiscal 2025 that were not repeated in fiscal 2026, resulting in a gross margin increase to 44.8% for the nine months ended September 28, 2026, compared to 25.3% for the nine months ended September 29, 2025.

Operating Expenses, Initial Public Offering - Transaction Costs and Loss on Debt Extinguishment

	Three Months Ended		Change	Change	Nine Months Ended		Change	Change
($ in thousands)	September 28, 2026	September 29, 2025	($)	(%)	September 28, 2026	September 29, 2025	($)	(%)
Operating expenses	$36,484	$41,397	$(4,913)	-11.9%	$108,951	$109,827	$(876)	-0.8%
Transaction costs	—	—	—	*	25,077	—	25,077	*
Total operating expenses and transaction costs	$36,484	$41,397	$(4,913)	-11.9%	$134,028	$109,827	$24,201	22.0%
Operating expenses were $36.5 million, a decrease of $4.9 million, or -11.9% from $41.4 million for the three months ended September 29, 2025. This decrease in operating expenses was primarily due to a $9.1 million decrease in marketing spend related to general advertising, branding, shopper marketing, samples, and field marketing, primarily reflecting the non-recurrence of one-time launch investment behind Slice in the three months ended September 29, 2025, partially offset by a $1.4 million increase in freight expenses, driven by higher carrier rates as fuel prices and labor availability increased transportation costs, a $2.8 million increase in administrative, sales, payroll, and other operating expenses primarily attributable to selling-related costs, IT efficiency project implementation costs and personnel, and public company costs. Of the decrease in marketing spend, $8.4 million related directly to the Emerging Brands segment and $0.7 million related to the Suja Core segment.
Operating expenses and transaction costs for the nine months ended September 28, 2026 were $134.0 million, which includes $25.1 million in one-time IPO-related transaction costs. Operating expenses were $109.0 million, a decrease of $0.9 million, or -0.8%, from $109.8 million for the nine months ended September 29, 2025. This decrease was primarily due to a $12.6 million decrease in marketing spend related to general advertising, branding, shopper marketing, samples, and field marketing, partially offset by a $3.9 million increase in freight expenses, driven by higher carrier rates, and a $7.8 million increase in administrative, sales, payroll, and other operating expenses primarily attributable to selling-related costs, IT efficiency project implementation costs and personnel and public company costs. Of the decrease in marketing spend, $12.2 million related directly to the Emerging Brands segment and $0.3 million related to the Suja Core segment.
In connection with the A&R Credit Agreement on August 20, 2026 loss on debt extinguishment was $1.8 million.
Interest Expense
Interest expense was $3.3 million for the three months ended September 28, 2026 compared to $7.6 million for the three months ended September 29, 2025, a decrease of $4.3 million. Interest expense was $16.2 million for the nine months ended September 28, 2026 compared to $22.5 million for the nine months ended September 29, 2025, a decrease of $6.4 million. Interest expense decreased between periods as IPO proceeds were used to pay down debt and the remaining debt was refinanced to a more favorable interest rate.
Adjusted EBITDA
Suja Core Segment
Suja Core Segment Adjusted EBITDA for the three months ended September 28, 2026 was $13.0 million, an increase of $0.5 million, or 3.8%, from $12.5 million for the three months ended September 29, 2025. The increase in Suja Core Adjusted EBITDA was driven by a $1.1 million decrease in other segment items, partially offset by a decrease in gross profit of $0.6 million, or -1.7%, as described above. Other segment items include marketing costs, personnel costs comprised of sales commissions and bonuses, logistical costs to distribute products, and other general and administrative costs.
Suja Core Segment Adjusted EBITDA for the nine months ended September 28, 2026 was $55.9 million, an increase of $9.1 million, or 19.4%, from $46.8 million for the nine months ended September 29, 2025. The increase in Suja Core Adjusted EBITDA was driven by an increase in gross profit of $12.6 million, or 11.0%, as described above, offset by a $3.5 million increase in other segment items. Other segment items include marketing costs, personnel costs comprised of sales commissions and bonuses, logistical costs to distribute products, and other general and administrative costs.
Emerging Brands Segment
Emerging Brands Segment Adjusted EBITDA loss for the three months ended September 28, 2026 was $2.4 million, compared to $11.5 million for the three months ended September 29, 2025, with the loss decreasing by $9.1 million period over period. The decrease in loss was driven by a $9.4 million decrease in other segment items, driven by reduced marketing spend, partially offset by a decrease in gross profit of $0.3 million, as described above.
Emerging Brands Segment Adjusted EBITDA loss for the nine months ended September 28, 2026 was $5.7 million, compared to $21.0 million for the nine months ended September 29, 2025, with the loss decreasing by $15.3 million period over period. The decrease in loss was driven by an increase in gross profit of $1.5 million, as described above, and a $13.8 million decrease in other segment items, driven by reduced marketing spend.
Provision for Income Taxes
The Company calculates its tax provision in interim periods in accordance with ASC 740, Income Taxes, using an estimated annual effective tax rate adjusted for discrete items as applicable. The Company incurred income tax expense of $0.1 million in the pre-IPO period from December 30, 2025 through May 7, 2026. For the period from May 8, 2026 through September 28, 2026, the Company recorded income tax expense of $0.6 million. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to the organizational transactions in connection with the IPO and the recording of a full valuation allowance in the second quarter of fiscal 2026.
For the nine months ended September 28, 2026, the Company recorded income tax provisions of $0.7 million. For the nine months ended September 29, 2025, the Company recorded income tax provisions of $1.0 million. The Company’s effective tax rate differs from the U.S. statutory rate primarily due to the organizational transactions in connection with the IPO and the recording of a full valuation allowance in the second quarter of fiscal 2026. The decrease in the tax provision was primarily due to organizational transactions in connection with the IPO and the recording of a full valuation allowance in the second quarter of fiscal 2026.
Non-GAAP Financial Measures
We use non-GAAP financial information and believe it is useful to investors as it provides additional information to facilitate comparisons of historical operating results, identify trends in our underlying operating results, and provides additional insight and transparency into how we evaluate the business. We use non-GAAP financial measures to budget, make operating and strategic decisions and evaluate our performance. We have detailed the non-GAAP adjustments that we make in our non-GAAP definitions below. We believe the non-GAAP measures should always be considered along with, and not as substitutes for, the related GAAP financial measures. These non-GAAP financial measures have limitations, including that they may be calculated differently by other companies, including companies in our industry, or may be used under different circumstances or for different purposes, thereby affecting their comparability from company to company. Our non-GAAP financial measures should not be considered in isolation or as alternatives to gross profit, income (loss) from operations, net cash provided (used) in operating activities or any other measure of financial performance calculated and presented in accordance with GAAP. We have provided the reconciliations between the GAAP and non-GAAP financial measures below.
Our primary non-GAAP financial measures are listed below and reflect how we evaluate our current and prior-period operating results. As new events or circumstances arise, these definitions could change. When the definitions change, we will provide the updated definitions and present the related non-GAAP historical results on a comparable basis.
EBITDA, Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin
We report our financial results in accordance with GAAP, however, management believes evaluation of operating results may be enhanced by a presentation of EBITDA and Adjusted EBITDA, EBITDA margin and Adjusted EBITDA margin which are non-GAAP financial measures. We define EBITDA as net income (loss) as adjusted to exclude tax expense, net interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA further adjusted to exclude stock-based compensation expense, transaction-related costs and adjustments, sponsor fees which will not recur subsequent to our initial public offering, and other non-recurring expenses.
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
The following table reconciles Segment and Adjusted EBITDA to consolidated Adjusted EBITDA:

	Three Months Ended		Change	Change	Nine Months Ended		Change	Change
($ in thousands)	September 28, 2026	September 29, 2025	($)	(%)	September 28, 2026	September 29, 2025	($)	(%)
Suja Core Segment Adjusted EBITDA	$12,994	$12,513	481	3.8%	$55,879	$46,805	9,074	19.4%
Emerging Brands Segment Adjusted EBITDA	$(2,449)	$(11,520)	9,071	78.7%	$(5,663)	$(20,999)	15,336	73.0%
Total Segment Adjusted EBITDA	$10,545	$992			$50,215	$25,806

The following table reconciles EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin to the most directly comparable GAAP performance measures:

	Three Months Ended		Nine Months Ended
($ in thousands)	September 28, 2026	September 29, 2025	September 28, 2026	September 29, 2025
EBITDA and Adjusted EBITDA:
Net loss	(8,305)	(14,628)	(28,369)	(21,078)
Provision for income taxes	84	8	677	1,036
Interest expense	3,255	7,569	16,151	22,506
Depreciation and amortization	7,071	7,144	21,810	20,983
EBITDA	2,105	93	10,269	23,447
Stock-based compensation	1,725	140	2,980	367
Non-recurring costs (1)	2,172	404	3,020	895
Sponsor costs (2)	—	355	2,055	1,098
Transaction costs (3)	—	—	25,077	—
Loss on debt extinguishment	1,826	—	4,099	—
Loss on remeasurement of TRA	270	—	270	—
Regulatory write-off (4)	965	—	965	—
Restructuring costs (5)	1,481	—	1,481	—
Adjusted EBITDA	10,545	992	50,216	25,807
Net loss margin	(10.9)%	(19.8)%	(10.6)%	(8.9)%
Adjusted EBITDA margin	13.8%	1.3%	18.8%	10.9%
EBITDA margin	2.8%	0.1%	3.8%	9.9%
___________________
(1)Non-Recurring Costs - for the three and nine months ended September 28, 2026 consists of (i) legal costs related to loan modification, (ii) public company technical step-up consulting costs and advisory costs related to public company strategy evaluation, (iii) consulting fees related to one-time system improvements, (iv) inventory write-offs related to discontinuation and exit from a line of business, (v) strategic talent recruiting costs, and (vi) one-time transition costs incurred to transition to a new storage facility. For the three and nine months ended September 29, 2025, costs consists of consulting fees related to one-time system improvements, transaction bonuses, and other one-time transition costs. These items are non-recurring in nature and do not reflect the Company’s ongoing operating performance.
(2)Sponsor Costs - Includes fees paid in cash to the Company’s sponsor which do not recur subsequent to the IPO.
(3)Transaction Costs - Consists of costs directly attributable to the IPO, including IPO-related professional fees and expenses, equity-based compensation costs incurred as a result of the acceleration and modification of equity awards in connection with the IPO, one-time IPO-related transaction bonuses, and investor relations and travel expenses. These items are non-recurring in nature and do not reflect the Company’s ongoing operating performance
(4)Regulatory write-off - Consists of write-off of product inventory and related settlement amounts in connection with legal settlements of certain product labeling claims arising after updated FDA labeling regulations. These items are non-recurring in nature and do not reflect the Company’s ongoing operating performance.
(5)Restructuring costs - Consists of severance costs related to the reorganization of the Company’s commercial operations in connection with the Company’s operations as a public company. The restructuring activities were completed during the three months ended September 28, 2026, and no additional costs are expected to be incurred.
Liquidity and Capital Resources
General
We are a holding company with no operations of our own, and as such, we will depend on our subsidiaries for cash to fund all of our operations and expenses. We will depend on the payment of distributions by our current and future subsidiaries. The terms of the agreements governing our indebtedness, including the first lien credit agreement, dated August 23, 2021, contain certain negative covenants prohibiting certain of our subsidiaries from making cash dividends or distributions to us or to Holdings LP unless certain financial tests are met. For a discussion of those restrictions, refer to the sections entitled “Description of Certain Indebtedness” and “Risk Factors” included in the Prospectus. We currently anticipate that such restrictions will not impact our ability to meet our cash obligations.
Our primary cash needs are for operating expenses, working capital and capital expenditures to support the growth of our business. Historically, we have financed our operations through sales of equity securities, the issuance of related party notes, and through sales of our products and borrowings under our term loan facilities (“Term Loan Facilities”). As of September 28, 2026, our principal source of liquidity was our cash of $15.5 million which does not include restricted cash, as well as the available balance of our revolving loan facility (“Revolving Credit Facility”) and the remaining balance under our delayed draw term loan commitments (“DDTL”). Restricted cash includes certificates of deposit with maturities of six months, which are required collateral for our credit cards.
We believe our existing cash and restricted cash, our Revolving Credit Facility, DDTL and cash provided by sales of our products will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and the continuing market acceptance of our products. In the future, we may enter into arrangements to acquire or invest in complementary businesses, services and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new products, manufacturing or distribution capabilities, this could reduce our ability to compete successfully and harm our results of operations. While we believe our existing cash and restricted cash, our Revolving Credit Facility, DDTL and cash provided by sales of our products will be sufficient to meet our future working capital and capital expenditure needs, we can provide no assurance that our liquidity and capital resources will meet future funding requirements.
As a result of our ownership of units in Holdings LP after the IPO, we are subject to U.S. federal, state and local income taxes with respect to our allocable share of any net taxable income of Holdings LP and will be taxed on such income at the applicable corporate tax rates. In addition to tax expenses, we will incur expenses related to our operations, including obligations to make payments under the tax receivable agreement (the “Tax Receivable Agreement”) to certain existing direct or indirect owners of Holdings LP, including PSP (such persons, collectively, the “TRA Parties”). The amounts payable, as well as the timing of any payments, under the Tax Receivable Agreement are dependent upon future events and assumptions, including the timing of unit exchanges in Holdings LP, the price of our Class A common stock at the time of each exchange, the extent to which such exchanges are taxable transactions, the amount of the exchanging Holdings LP unitholder’s tax basis in its units of Holdings LP at the time of the relevant exchange, the depreciation and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future, the U.S. federal, state and local income tax rates then applicable and the portion of any payments under the Tax Receivable Agreement that constitute imputed interest or give rise to depreciable, depletable or amortizable tax basis; however, we estimate that such payments may be substantial. We currently anticipate funding any required payments to the TRA Parties under the Tax Receivable Agreement using cash flows generated from our operations. As a result, these payments may reduce the amount of overall cash flow that would otherwise be available to us for other purposes. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, and based on certain assumptions with respect to future exchanges and other items, we expect that future payments under the Tax Receivable Agreement relating to unit exchanges in Holdings LP to be approximately $121.8 million and to range from approximately $0.0 million to $10.7 million per year, with estimated total payments of approximately $147.2 million. Further, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that future payments under the Tax Receivable Agreement relating to the utilization of certain pre-IPO tax attributes acquired in the organizational transactions to be approximately $25.4 million and to range from approximately $0.0 million to $2.6 million per year. As a result, we expect that aggregate payments under the Tax Receivable Agreement over this 35-year period will range from approximately $0.0 million to $11.9 million.
Indebtedness
Credit Agreement
On August 23, 2021, we entered into a credit agreement (“Credit Agreement”) which initially provided for a $120 million term loan facility (the “Initial Term Loan Facility”), and $25 million revolving credit facility (the “Initial Revolving Credit Facility”) to provide funding for working capital and general corporate purposes. The Credit Agreement was subsequently amended on several occasions providing for, among other things, an additional $42 million and an additional $112 million term loan facilities (the “Term Loan Facilities”), a $15.0 million increase to the Initial Revolving Credit Facility, resulting in a $40.0 million revolving credit facility (the “Revolving Credit Facility”) and a $15.0 million delayed draw term loan facility (the “Initial DDTL”).
In connection with the IPO, the Company repaid a portion of its outstanding borrowings under the Credit Agreement using the net proceeds from the offering. The Company repaid approximately $101.3 million of the principal balance outstanding under the Term Loan Facilities, and $40.0 million outstanding balance under the Revolving Credit Facility. In connection with these prepayments, the Company paid a contractual prepayment premium of approximately $1.0 million and accrued interest of approximately $0.4 million.

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
On August 20, 2026, we entered into that certain Amended and Restated Credit Agreement (the “A&R Credit Agreement”) which amends and restates the Credit Agreement in its entirety. In connection with the A&R Credit Agreement, certain existing lenders exited the facility and new lenders joined. Existing term loans held by continuing lenders were continued under the A&R Credit Agreement and term loans held by departing lenders were repaid, such that $165.0 million of term loans (the “2026 Term Loan”) were outstanding following the effectiveness of the A&R Credit Agreement. The 2026 Term Loan amortizes in quarterly installments commencing with the fiscal quarter ending December 28, 2026 and matures on August 20, 2031. The A&R Credit Agreement increased the Revolving Credit Facility commitments by $10.0 million to a total of $50.0 million (the “2026 Revolving Credit Facility”) to provide for funding of working capital and general corporate purposes. The 2026 Revolving Credit Facility includes a $5.0 million sublimit for swingline loans and a $3.0 million sublimit for letters of credit and matures on August 20, 2031. No amounts have been drawn on the 2026 Revolving Credit Facility as of September 28, 2026. The A&R Credit Agreement increased the delayed draw term loan commitments by $35.0 million to a total of $50.0 million (the “2026 DDTL”). The 2026 DDTL is available to be drawn in up to six borrowings until August 20, 2028 for working capital and general corporate purposes, including permitted acquisitions, investments and capital expenditures. No amounts have been drawn on the 2026 DDTL as of September 28, 2026.
All obligations under the A&R Credit Agreement are secured by first-priority security interests in substantially all of our assets and the assets of our domestic subsidiaries, subject to permitted liens and other exceptions.
Borrowings under the A&R Credit Agreement accrue daily interest at a per annum rate equivalent to, (i) a base rate plus the applicable margin set forth below under the caption “Base Rate Loan” or (ii) an adjusted Term Secured Overnight Financing Rate (“SOFR”) rate for the applicable interest period, subject to a floor of 0.00%, plus the applicable margin set forth below under the caption “Term Benchmark Loan / RFR Loan,” in each case, based upon the consolidated net leverage ratio as of the most recent date of determination. The base rate is the highest of (i) the prime rate at such time, (ii) 1/2 of 1.00% in excess of the NYFRB rate (the greater of the federal funds effective rate and the overnight bank funding rate) at such time and (iii) an adjusted Term SOFR rate for a term benchmark loan with a one-month interest period plus 1.00%. The base rate may not be less than zero.

Level	Consolidated Net Leverage Ratio	Base Rate Loan	Term Benchmark Loan / Risk Free Rate ("RFR") Loan
1	Greater than 3.00 to 1.00	1.25%	2.25%
2	Greater than 2.00 to 1.00, but less than or equal to 3.00 to 1.00	1.00%	2.00%
3	Less than or equal to 2.00 to 1.00	0.75%	1.75%
The A&R Credit Agreement requires us to maintain a consolidated net leverage ratio of not greater than 4.00 to 1.00 as of the last day of each fiscal quarter, commencing with the fiscal quarter ended September 28, 2026 through the fiscal quarter ending September 27, 2027, and 3.50 to 1.00 for each fiscal quarter thereafter, subject to a temporary 0.50 to 1.00 step-up (not to exceed 4.25 to 1.00) following a material acquisition. The A&R Credit Agreement also requires us to maintain an interest coverage ratio of not less than 3.00 to 1.00 as of the last day of each fiscal quarter, commencing with the fiscal quarter ending December 28, 2026. We are in compliance with our financial covenants.

As of September 28, 2026, we had $165.0 million outstanding under the Credit Agreement.

Cash Flows
The following table presents the major components of net cash flows from and used in operating, investing and financing activities for the periods indicated:

	Nine Months Ended
($ in thousands)	September 28, 2026	September 29, 2025
Net cash used in operating activities	$(1,666)	$(400)
Net cash used in investing activities	$(19,445)	$(10,600)
Net cash provided by financing activities	$5,599	$6,632
Net decrease in cash and restricted cash	$(15,512)	$(4,368)
Operating Activities
Net cash used in operating activities was $(1.7) million for the nine months ended September 28, 2026 compared to $(0.4) million for the nine months ended September 29, 2025. Operating cash flows decreased primarily due to a decrease in net loss of $(7.3) million and a $(12.9) million change in working capital. The decrease in working capital was primarily attributable to a $8.8 million increase in cash provided by inventories due to improved inventory turnover driven by increased sales volumes, partially offset by increases in cash used for accounts payable of $12.2 million and cash used in accrued expenses of $5.8 million, primarily due to the timing of vendor and operating expense payments associated with increased business activities, purchases, and accrued compensation expenses. The decrease in operating cash flows was offset by an increase in stock-based compensation of $14.5 million and an increase due to loss on debt extinguishment of $4.1 million.
Investing Activities
Net cash used in investing activities was $19.4 million for the nine months ended September 28, 2026 compared to $10.6 million for the nine months ended September 29, 2025. The change was primarily due to an increase in purchases of property and equipment.
Financing Activities
Net cash provided by financing activities was $5.6 million for the nine months ended September 28, 2026 compared to $6.6 million for the nine months ended September 29, 2025. The change was primarily due to an increase in principal payments on finance lease obligations, particularly the repayment of a portion of the outstanding Term Loan and Revolving Credit Facility using the net proceeds from the IPO.
Contractual Obligations and Commitments
Contractual obligations for future payments as of September 28, 2026 primarily relate to lease commitments, raw material purchase obligations, and principal debt payments. Operating and financing leases represent minimum required lease payments during the noncancelable lease term. Most real estate leases also require payment of related operating expenses such as taxes, insurance, utilities, and maintenance, which are not included in our estimated capital lease obligation. Our total estimated finance and operating lease obligations as of December 29, 2025 were $26.7 million, of which $2.6 million is payable within 12 months. Our total estimated finance and operating lease obligations as of September 28, 2026 were $27.9 million, of which $2.9 million is payable within 12 months.
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
Indemnification Agreements
In the normal course of business, we provide indemnification of varying scope to vendors, customers and business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of our agreements and third-party intellectual property infringement claims. The scope of these obligations varies, and we may from time to time face claims under these provisions. Historically, costs related to these indemnification provisions have not been significant, but we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations. To the extent permitted under Delaware law, we will enter into agreements whereby we indemnify our directors and officers for certain events or occurrences while the director or officer is or was serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.
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
Inflation Risk
Inflation has affected our cost of sales and may continue to do so. During the three months ended September 28, 2026, we experienced inflationary pressure on our input costs, primarily driven by higher oil prices, which increased fuel, packaging and freight carrier rates. These increases contributed to higher cost of sales and, along with other factors, negatively impacted our gross margin during the period. We seek to mitigate the effects of inflation through cost savings initiatives, including operational efficiency initiatives across our vertically integrated manufacturing operations and freight optimization, but we may not be able to fully offset these cost increases, and there can be no assurance that inflation will not have a material adverse effect on our results of operations and financial condition in the future.
Interest Rate Risk
Our exposure to interest rate risk is related primarily to our borrowing activities for our variable rate borrowing. As of September 28, 2026 and December 29, 2025, we had total outstanding debt of $165.0 million and $307.5 million under our Credit Agreement, respectively. Based on the amounts outstanding, a 100-basis point increase or decrease in market interest rates over a 12-month period would have resulted in a change to interest expense of approximately $1.6 million for the nine months ended September 28, 2026.
On October 2, 2026, we entered into an interest rate swap agreement with US Bank (the “US Bank Swap”) for a notional amount of $50.0 million and, on October 15, 2026, we entered into an interest rate swap agreement with JP Morgan (the “JPM Swap”) for a notional amount of $25.0 million, in each case, to hedge the variability in interest payments on a portion of our variable-rate borrowings under the A&R Credit Agreement, which bear interest based on one-month Term SOFR. Under the US Bank Swap, we pay a fixed rate of 4.681% and receive one-month Term SOFR, and under the JPM Swap, we pay a fixed rate of 4.594% and receive one-month Term SOFR, in each case, effectively fixing the Term SOFR component of the interest rate on the hedged portion of the 2026 Term Loan at the relevant rate, plus the applicable margin, through August 31, 2031.
Concentration of Credit Risk
Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash, restricted cash, and accounts receivable. We place our cash with financial institutions with high credit quality. As of September 28, 2026 and December 29, 2025, we had $16.5 million and $32.0 million of cash on deposit or invested with our financial and lending institutions, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2026, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
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

10.1
Amended and Restated Credit Agreement, dated as of August 20, 2026, by and among Suja Life Intermediate II, LLC, Suja Life, LLC, JPMorgan Chase Bank, N.A., as administrative agent, the guarantors party thereto from time to time and the lenders party thereto from time to time.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the
SEC on August 20, 2026) (File No. 001-43273)

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

Suja Life, Inc.

Date: November 10, 2026	By:	/s/ Jeff Pedersen
Chief Financial Officer
(Authorized Officer, Principal Financial and Accounting Officer)